Form 10-Q
period 1996-03-31
WITTER DEAN SELECT FUTURES FUND LP
filed 1996-04-30
CIK 873799

UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                       Form 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended March 31, 1996 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from________________to_____________

Commission file number 33-42360


          DEAN WITTER SELECT FUTURES FUND L.P.

 (Exact name of registrant as specified in its charter)


         Delaware                                  13-3619290

(State or other jurisdiction of                (I.R.S. Employer
Incorporation or organization)                Identification No.)


c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.          10048

(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (212) 392-5454




(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                           No

                                         DEAN WITTER SELECT FUTURES FUND L.P.

                                        INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Statements of Financial Condition
         March 31, 1996 (Unaudited) and December 31, 1995...........2

         Statements of Operations for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited)........................3

         Statements of Changes in Partners' Capital for
         the Quarters Ended March 31, 1996 and 1995 (Unaudited)......4

         Statements of Cash Flows for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited)........................5

         Notes to Financial Statements (Unaudited)................6-10

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations............................................11-13


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.......................14
/TABLE

                                         DEAN WITTER SELECT FUTURES FUND L.P.
                                           STATEMENTS OF FINANCIAL CONDITION


                                                                         March 31,                December 31,
                                                                           1996                       1995
                                                                             $                          $
                                                                        (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                                 $146,183,376                $161,132,662
   Net unrealized gain on open contracts                                   4,059,355                  17,428,211
   Net option premiums paid                                                        -                      17,020

   Total Trading Equity                                                  150,242,731                 178,577,893

   Interest receivable (DWR)                                                 509,981                     592,357
   Receivable from DWR                                                       281,200                     172,749

   Total Assets                                                          151,033,912                 179,342,999


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                     2,280,965                   1,551,357
   Accrued management fees                                                   376,549                     446,105
   Accrued brokerage commissions (DWR)                                       249,288                     664,318
   Accrued administrative expenses                                           103,293                     164,267
   Accrued transaction fees and costs                                         61,910                      70,692

   Total Liabilities                                                       3,072,005                   2,896,739


Partners' Capital

   Limited Partners (89,514.329 and
    93,318.367 Units, respectively)                                      145,794,450                 173,965,425
   General Partner (1,330.767 Units)                                       2,167,457                   2,480,835

   Total Partners' Capital                                               147,961,907                 176,446,260

   Total Liabilities and Partners' Capital                               151,033,912                 179,342,999


NET ASSET VALUE PER UNIT                                                    1,628.73                    1,864.21


                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                         DEAN WITTER SELECT FUTURES FUND L.P.
                                               STATEMENTS OF OPERATIONS
(Unaudited)



                                                                          For the Quarters Ended March 31,
                                                                            1996                    1995
                                                                              $                        $

REVENUES
   Trading profit (loss):
      Realized                                                           (5,615,577)              25,257,058
      Net change in unrealized                                          (13,368,856)              15,598,048

         Total Trading Results                                          (18,984,433)             40,855,106

      Interest Income (DWR)                                               1,597,427               1,825,579

         Total Revenues                                                 (17,387,006)             42,680,685


EXPENSES

      Brokerage commissions (DWR)                                          3,407,731               3,738,081
      Management fees                                                      1,200,840               1,309,335
      Transaction fees and costs                                             259,239                 373,739
      Administrative expenses                                                 31,000                  31,000
      Incentive fees                                                        (172,663)              2,409,178

         Total Expenses                                                    4,726,147               7,861,333

NET INCOME (LOSS)                                                        (22,113,153)             34,819,352


NET INCOME (LOSS) ALLOCATION

      Limited Partners                                                   (21,799,775)             34,389,500
      General Partner                                                       (313,378)                429,852


NET INCOME (LOSS) PER UNIT

      Limited Partners                                                       (235.48)                 323.01
      General Partner                                                        (235.48)                 323.01



                                    The accompanying footnotes are an integral part
                                            of these financial statements.


                                             DEAN WITTER SELECT FUTURES FUND L.P.
                                          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                        For the Quarters Ended March 31, 1995 and 1994
                                                          (Unaudited)



                                                  Units of
                                                 Partnership          Limited           General
                                                  Interest           Partners           Partner            Total
Partners' Capital
  December 31, 1994                              111,526.087      $166,182,436       $2,006,892       $168,189,328

Net Income                                           -              34,389,500          429,852         34,819,352

Redemptions                                       (6,126.690)      (10,013,699)                -       (10,013,699)

Partners' Capital
  March 31, 1995                                 105,399.397      $190,558,237       $2,436,744       $192,994,981




Partners' Capital
  December 31, 1995                               94,649.134      $173,965,425        $2,480,835      $176,446,260

Net Loss                                                   -       (21,799,775)         (313,378)      (22,113,153)

Redemptions                                       (3,804.038)       (6,371,200)                -        (6,371,200)

Partners' Capital
  March 31, 1996                                  90,845.096      $145,794,450        $2,167,457      $147,961,907




The accompanying footnotes are an integral part
                                                of these financial statements.


                              DEAN WITTER SELECT FUTURES FUND L.P.
                                STATEMENTS OF CASH FLOWS
(Unaudited)





                                                                       For the Quarters Ended March 31,

                                                                         1996                    1995
                                                                           $                       $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   (22,113,153)          $ 34,819,352
   Noncash item included in net income (loss):
        Net change in unrealized                                        13,368,856            (15,598,048)

   (Increase) decrease in operating assets:
        Net option premiums                                                 17,020             (2,121,425)
        Interest receivable (DWR)                                           82,376                  8,765
        Receivable from DWR                                               (108,451)               310,069


   Increase (decrease) in operating liabilities:
        Accrued management fees                                            (69,556)                 75,646
        Accrued brokerage commissions (DWR)                               (415,030)                289,972
        Accrued administrative expenses                                    (60,974)               (19,814)
        Accrued transaction fees and costs                                  (8,782)                 43,330
        Incentive fees payable                                                   -               2,409,178

   Net cash provided by (used for) operating activities                 (9,307,694)             20,217,025


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in redemptions payable                                        729,608               3,016,205
   Redemptions of units                                                (6,371,200)            (10,013,699)

   Net cash used for financing activities                              (5,641,592)             (6,997,494)


   Net increase (decrease) in cash                                    (14,949,286)             13,219,531

   Balance at beginning of period                                      161,132,662            147,127,130

   Balance at end of period                                            146,183,376           $160,346,661


                                        The accompanying footnotes are an integral part
                                                of these financial statements.

DEAN WITTER SELECT FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1.  Organization
Dean Witter Select Futures Fund L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co. The General Partner has retained EMC Capital Management, Inc., Rabar Market Research, Inc. and Sunrise Commodities as the trading advisors of the Partnership.

2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

DEAN WITTER SELECT FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


3.  Financial Instruments
The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.
Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31, 1996 open contracts were:
                                                            Contract or
                                                         Notional Amount

                                                                $
Exchange-Traded Contracts

 Financial Futures:
Commitments to Purchase                                 49,533,000
Commitments to Sell                                    389,600,000
 Commodity Futures:
Commitments to Purchase                                111,975,000
Commitments to Sell
 Foreign Futures:
Commitments to Purchase                                 88,441,000
Commitments to Sell                                    206,882,000
Off-Exchange-Traded Forward
 Currency Contracts
Commitments to Purchase                                 59,901,000
Commitments to Sell                                    216,475,000
A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

                DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
The unrealized gain on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $4,059,355 at March 31, 1996. Of this amount, $3,886,470 was related to exchange-traded futures contracts and $172,885 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at March 31, 1996 mature through March 1997. Off-exchange-traded forward currency contracts held at March 31, 1996 mature through April 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty non-performance. The credit risk associated with these instruments is limited to the amounts reflected in the partnership's Statements of Financial Condition.

The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures and options contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole

          DEAN WITTER SELECT FUTURES FUND L.P.
       NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)

benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures and options contracts including an amount equal to the net unrealized gains on all open futures contracts which funds totaled $150,069,846 at March 31, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

For the quarter ended March 31, 1996 the average fair value of financial instruments held for trading purposes was as follows:
                                          Assets                  Liabilities
                                            $                         $

Exchange-Traded Contracts:
Financial Futures                        501,936,000              249,702,000
Commodity Futures                        163,061,000               19,188,000
Foreign Futures                          510,904,000              150,286,000
Off-Exchange-Traded Forward
 Currency Contracts                       14,975,000               54,119,000



4.  Subsequent Event

The General Partners has determined to reopen the Partnership for additional investment and will register with the Securities and Exchange Commission 60,000 Units to be offered to investors for a limited time in a public offering.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR, and are used by the Partnership as margin to engage in commodity futures, forward contracts on foreign currencies and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures and forward contracts and other commodity interests may be illiquid. If the price of the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter Ended March 31, 1996
For the quarter ended March 31, 1996, the Partnership's total trading losses net of interest income were $17,387,006. During the first quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses were recorded in financial futures in February as the previous upward trend in global bond futures prices reversed sharply during the month. This dramatic price reversal resulted in losses for the Partnership's long U.S. and European bond futures positions which did profit from increasing prices during January. Additional losses were recorded from long positions in global stock index futures as European, Japanese and Australian stock prices moved lower in March. These losses more than offset gains recorded in January from European interest rate futures trading. Additional losses were experienced in metals, soft commodities and soybean futures as prices moved in a trendless pattern during the quarter. In the energy markets, losses were experienced in January as prices reversed sharply from their previous move upward resulting in losses for the Fund's long positions in crude oil and natural gas. However, these losses were partially offset by trading gains recorded in crude oil futures during March as oil prices moved upward. In the currency markets, small losses were experienced during the quarter as losses experienced in most European currencies during February more than offset gains from transactions involving the Japanese yen in January and March and the Australian dollar during March. Total expenses for the quarter were $4,726,147 resulting in a net loss of $22,113,153. The value of an individual Unit in the Partnership decreased from $1,864.21 at December 31, 1995 to $1,628.73 at March 31, 1996.

For the Quarter Ended March 31, 1995
For the Quarter Ended March 31, 1995, the Partnership's total trading revenues including interest income were $42,680,685. During the first quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded during February and March in the currency and financial futures markets. In the currency markets, gains were recorded as a result of a decrease in value of the U.S. dollar versus the

Japanese yen and major European currencies such as the Swiss franc, German mark and French franc. Additional gains were recorded in the financial futures markets as a result of trading global interest rate futures, such as the Japanese bond and U.S. interest rate futures during the quarter. Smaller gains were recorded in the financial sector from trading Nikkei and S&P 500 futures. Additionally gains were recorded during the quarter from trading natural gas, cotton and corn. Smaller losses recorded from trading soybean products, sugar, unleaded gas, copper and gold offset a portion of overall Partnership gains during the quarter. Total expenses for the period were $7,861,333, resulting in a net gain of $34,819,352. The value of an individual Unit in the Partnership increased from $1,508.07 at December 31, 1994 to $1,831.08 at March 31, 1995.

                                              PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         A)   Exhibits.

                None.

B)   Reports on Form 8-K. - None.

                                                       SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




             Dean Witter Select Futures Fund L.P.
                   (Registrant)

             By: Demeter Management Corporation
                   (General Partner)

April 30, 1996                       By:/s/ Patti L. Behnke
                                            Patti L. Behnke
                                            Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.