Form 10-Q
period 1996-09-30
WITTER DEAN SELECT FUTURES FUND LP
filed 1996-11-07
CIK 873799

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  Form 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1996 or

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

Yes     X                         No

                  DEAN WITTER SELECT FUTURES FUND L.P.

                INDEX TO QUARTERLY REPORT ON FORM 10-Q

                          September 30, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Statements of Financial Condition
         September 30, 1996 (Unaudited) and December 31, 1995.......2

         Statements of Operations for the Quarters Ended
         September 30, 1996 and 1995 (Unaudited)....................3

         Statements of Operations for the Nine Months Ended
         September 30, 1996 and 1995 (Unaudited)....................4

         Statements of Changes in Partners' Capital for
         the Nine Months Ended September 30, 1996 and 1995
         (Unaudited).................................................5

         Statements of Cash Flows for the Nine Months Ended
         September 30, 1996 and 1995 (Unaudited)....................6

         Notes to Financial Statements............................7-13

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations............................................14-19


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K......................         20

                                    DEAN WITTER SELECT FUTURES FUND L.P.
                                      STATEMENTS OF FINANCIAL CONDITION


                                                                 September 30,            December 31,
                                                                     1996                     1995
                                                                       $                        $
                                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                          130,470,938                161,132,662
   Net unrealized gain on open contracts                          10,493,357                 17,428,211
   Net option premiums                                                 -                      17,020

   Total Trading Equity                                          140,964,295                178,577,893

   Receivable from DWR                                               826,332                    172,749
   Interest receivable (DWR)                                         464,190                    592,357

   Total Assets                                                  142,254,817                179,342,999


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                             2,753,138                  1,551,357
   Accrued brokerage commissions (DWR)                               627,474                    664,318
   Accrued management fees                                           353,571                    446,105
   Accrued administrative expenses                                   133,331                    164,267
   Accrued transaction fees and costs                                 65,717                     70,692

   Total Liabilities                                               3,933,231                  2,896,739

Partners' Capital

   Limited Partners (81,068.483 and
    93,318.367 Units, respectively)                              136,087,660                173,965,425
   General Partner (1,330.767 Units)                               2,233,926                  2,480,835

   Total Partners' Capital                                       138,321,586                176,446,260

   Total Liabilities and Partners' Capital                       142,254,817                179,342,999


NET ASSET VALUE PER UNIT                                            1,678.68                   1,864.21




                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                    DEAN WITTER SELECT FUTURES FUND L.P.
                                          STATEMENTS OF OPERATIONS
(Unaudited)


                                                               For the Quarters Ended September 30,

                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit (loss):
        Realized                                               (1,501,598)          (23,096,586)
        Net change in unrealized                                5,631,814           (20,256,393)

         Total Trading Results                                  4,130,216           (43,352,979)

   Interest Income (DWR)                                        1,445,079             2,141,061

          Total Revenues                                        5,575,295           (41,211,918)


EXPENSES

   Brokerage commissions (DWR)                                  2,394,721             3,461,943
   Management fees                                              1,056,305             1,378,315
   Transaction fees and costs                                     232,388               360,150
   Administrative expenses                                         32,000                42,000
   Incentive fees                                                       -               172,663

          Total Expenses                                        3,715,414             5,415,071

NET INCOME (LOSS)                                               1,859,881           (46,626,989)


NET INCOME (LOSS) ALLOCATION

   Limited Partners                                             1,829,258           (46,002,667)
   General Partner                                                 30,623              (624,322)


NET INCOME (LOSS) PER UNIT

   Limited Partners                                                 23.02               (469.15)
   General Partner                                                  23.02               (469.15)

                               The accompanying footnotes are an integral part
                                       of these financial statements.
/TABLE

                                    DEAN WITTER SELECT FUTURES FUND L.P.
                                          STATEMENTS OF OPERATIONS
(Unaudited)





                                                             For the Nine Months Ended September 30,

                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit (loss):
        Realized                                               (2,908,270)           67,659,589
        Net change in unrealized                               (6,934,854)          (23,598,867)

          Total Trading Results                                (9,843,124)           44,060,722

   Interest Income (DWR)                                        4,587,417             6,206,640

          Total Revenues                                       (5,255,707)           50,267,362


EXPENSES

   Brokerage commissions (DWR)                                  8,555,956            11,298,173
   Management fees                                              3,375,378             4,369,357
   Transaction fees and costs                                     686,894             1,236,654
   Administrative expenses                                         87,000               106,000
   Incentive fees                                                (172,663)            8,707,048

          Total Expenses                                       12,532,565            25,717,232

NET INCOME (LOSS)                                             (17,788,272)           24,550,130


NET INCOME (LOSS) ALLOCATION

   Limited Partners                                           (17,541,363)           24,279,759
   General Partner                                               (246,909)              270,371


NET INCOME (LOSS) PER UNIT

   Limited Partners                                               (185.53)               203.17
   General Partner                                                (185.53)               203.17



                               The accompanying footnotes are an integral part
                                       of these financial statements.

/TABLE


                                         DEAN WITTER SELECT FUTURES FUND L.P.
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 For the Nine Months Ended September 30, 1996 and 1995
                                                      (Unaudited)




                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1994                        111,526.087     $166,182,436      $2,006,892       $168,189,328

Net Income                                           -       24,279,759         270,371         24,550,130

Redemptions                                (13,786.645)     (25,483,771)              -        (25,483,771)

Partners' Capital
  September 30, 1995                        97,739.442     $164,978,424      $2,277,263       $167,255,687




Partners' Capital
  December 31, 1995                         94,649.134     $173,965,425      $2,480,835       $176,446,260

Net Loss                                             -      (17,541,363)       (246,909)       (17,788,272)

Redemptions                                (12,249.884)     (20,336,402)              -        (20,336,402)

Partners' Capital
  September 30, 1996                        82,399.250     $136,087,660      $2,233,926       $138,321,586








                 The accompanying footnotes are an integral part
                           of these financial statements.


                                  DEAN WITTER SELECT FUTURES FUND L.P.
                                         STATEMENTS OF CASH FLOWS
                                              (Unaudited)





                                                             For the Nine Months Ended September 30,

                                                                   1996                  1995
                                                                     $                     $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              (17,788,272)          24,550,130
Noncash item included in net income (loss):
        Net change in unrealized                                 6,934,854           23,598,867

   (Increase) decrease in operating assets:
        Net option premiums                                         17,020               58,550
        Receivable from DWR                                       (653,583)            (221,926)
        Interest receivable (DWR)                                  128,167               32,428

   Increase (decrease) in operating liabilities:
        Accrued brokerage commissions (DWR)                        (36,844)            (297,073)
        Accrued management fees                                    (92,534)              (4,599)
        Accrued administrative expenses                            (30,936)              19,142
        Accrued transaction fees and costs                          (4,975)              65,367

Net cash provided by (used for) operating activities           (11,527,103)          47,800,886


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in redemptions payable                    1,201,781           (1,025,872)
   Redemptions of units                                        (20,336,402)         (25,483,771)

Net cash used for financing activities                         (19,134,621)         (26,509,643)


Net increase (decrease) in cash                                (30,661,724)          21,291,243

Balance at beginning of period                                 161,132,662          147,127,130

Balance at end of period                                       130,470,938          168,418,373





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

1.  Organization
Dean Witter Select Futures Fund L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The General Partner for the Partnership is Demeter Management Corporation (the "General
Partner").  The commodity broker is Dean Witter Reynolds Inc.
("DWR"). Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co. The General Partner has retained EMC Capital Management, Inc., Rabar Market Research,
Inc. and Sunrise Capital Management, Inc. as the trading advisors of the Partnership.

2.  Summary of Significant Accounting Policies
Through to August 31, 1996, the Partnership accrued brokerage commissions on a half-turn basis at 80% of DWR's published non-member rates, to a maximum of 3/4 of 1% per month of the Net Assets allocated to each trading advisor as defined in the Limited Partnership Agreement. Transaction fees and costs were accrued on

                   DEAN WITTER SELECT FUTURES FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (CONTINUED)




a half-turn basis. Such transaction fees and costs, exclusive of "give-up" fees, were capped at 1/12 of 1% per month of the Net Assets allocated to each trading advisor. Effective September 1, 1996, maximum total brokerage commissions and transaction fees chargeable to the Partnership are capped at 13/20 of 1% per month of adjusted Net Assets as defined in the Limited Partnership Agreement. Transaction fees and costs are no longer capped separately.

3. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

4.  Financial Instruments
The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1996, open contracts were:

                     DEAN WITTER SELECT FUTURES FUND L.P.
            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (CONTINUED)



                                          Contract or
                                        Notional Amount
                                                $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                 214,178,000
   Commitments to Sell                     182,572,000
 Commodity Futures:
   Commitments to Purchase                  52,810,000
   Commitments to Sell                     129,570,000
 Foreign Futures:
   Commitments to Purchase                 569,714,000
   Commitments to Sell                      71,564,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                     671,000
   Commitments to Sell                         612,000




A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The net unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $10,493,357 at September 30, 1996.
Of this amount, $10,495,055 was related to exchange-traded futures contracts and ($1,698) related to off-exchange-traded forward currency contracts.

                    DEAN WITTER SELECT FUTURES FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (CONTINUED)




Exchange-traded futures contracts held by the Partnership at September 30, 1996 mature through September 1997. Off-exchange-traded forward currency contracts held at September 30, 1996 mature through October 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures and option contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures and options contracts including an amount equal to the net unrealized gain on all open futures and options contracts, which funds totaled $140,965,993 at September 30, 1996. With respect to the Partnership's off-exchange traded forward currency contracts, there are no daily settlements of variations in value nor is there any

                   DEAN WITTER SELECT FUTURES FUND L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (CONTINUED)




requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

For the nine months ended September 30, 1996 the average fair value of financial instruments held for trading purposes was as follows:

                                           Assets              Liabilities
                                              $                     $

Exchange-Traded Contracts
  Financial Futures                     290,761,000            290,340,000
  Commodity Futures                     111,436,000             40,808,000
  Options on Commodity Futures            2,581,000                 89,000
  Foreign Futures                       462,741,000            122,771,000
Off-Exchange-Traded Forward
 Currency Contracts                      11,966,000             26,336,000


5.  Legal Matters
On September 6, 10, and 20, 1996, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, the General Partner, Dean Witter Futures and Currency Management Inc., Dean Witter, Discover & Co. (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnership, certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors

                        DEAN WITTER SELECT FUTURES FUND L.P.
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (CONTINUED)



to those pools. Also, on September 18 and 20, 1996 similar purported class actions were filed in the Supreme Court of the State of New York, New York County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. Generally, these complaints allege, among other things, that the defendants committed fraud, deceit, misrepresentation, breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in connection with the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnership have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnership.

                     DEAN WITTER SELECT FUTURES FUND L.P.
            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (CONCLUDED)




6.  Subsequent Event

The General Partner has determined to reopen the Partnership for additional investment and has registered with the Securities and Exchange Commission 60,000 Units to be offered to investors for a limited time in a public offering with a scheduled first closing on December 2, 1996.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR, and are used by the Partnership as margin to engage in commodity futures, forward contracts, forward contracts on foreign currencies and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions and sales of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Nine Months Ended September 30, 1996
For the quarter ended September 30, 1996, the Partnership's total trading revenues including interest income were $5,575,295. During the third quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in the financial futures markets from long Australian, Japanese and European bond futures positions as international bond futures prices moved steadily higher between July and September.
Additional gains were recorded in the energy markets from long crude and heating oil futures positions as prices trended higher throughout the quarter. These gains were partially offset by losses experienced in the currency markets during August from previously established short Australian dollar positions as its value reversed higher relative to the U.S. dollar. Additional losses were recorded from transactions involving the Swiss franc as its value moved without consistent direction during August and the first half of September. Gains recorded from short Japanese yen positions as its value decreased versus the U.S dollar helped to mitigate currency losses for the quarter. In other markets, smaller trading losses were recorded in soft commodities, soybean products and copper futures as prices moved in a trendless volatile pattern for a majority of the quarter. Total expenses for the quarter were $3,715,414, resulting in net income of $1,859,881.
The value of an individual Unit in the Partnership increased from $1,655.66 at June 30, 1996 to $1,678.68 at September 30, 1996.

For the nine months ended September 30, 1996, the Partnership's total trading losses net of interest income were $5,255,707.
During the first nine months, the Partnership posted a decrease in Net Asset Value per Unit. The most significant losses were experienced in financial futures trading from long U.S. interest rate futures positions during February, as the previous upward price trend that was profitable in late 1995 and January 1996, reversed sharply lower. Additional losses were recorded due to trendless price movement in Japanese bond futures from March through June, in U.S. bond futures between June and September and in global stock index futures for a majority of the second and third quarters. In soft commodities, losses were experienced from choppy price movement in coffee and sugar futures throughout the year. In currency trading, inconsistent movement in the value of the British pound during the first nine months of the year and in the value of the Swiss franc during August and early September resulted in small trading losses. These losses were partially offset by gains recorded from short Japanese yen positions as the value of the yen declined relative to the U.S. dollar. Gains recorded from long crude and heating oil futures positions, as prices trended higher during the third quarter, also helped to offset a portion of overall Partnership losses during the first nine months. Total expenses for the period were $12,532,565, resulting in a net loss of $17,788,272. The value of an individual Unit in the Partnership decreased from $1,864.21 at December 31, 1995 to $1,678.68 at September 30, 1996.

For the Quarter and Nine Months Ended September 30, 1995
For the Quarter Ended September 30, 1995, the Partnership's total trading losses net of interest income were $41,211,918. During the third quarter, the Partnership posted a decrease in Net Asset Value per Unit as a result of losses across a majority of the futures market sectors in which the Partnership participates. The most significant losses resulted from trading in metals, energies and global interest rate futures as trendless price movement prevailed across a majority of markets in each of these sectors for much of the third quarter. Additional losses were recorded in soft commodities and agricultural futures as a result of price break-outs followed by choppy and short-term volatile movement. Profits from currencies trading, primarily as a result of a declining trend in the value of the Japanese yen relative to the U.S. dollar, offset a portion of losses in other market sectors. Total expenses for the period were $5,415,071, resulting in a net loss of $46,626,989. The value of an individual Unit in the Partnership decreased from $2,180.39 at June 30, 1995 to $1,711.24 at September 30, 1995.


For the nine months ended September 30, 1995, the Partnership's total trading revenue including interest income was $50,267,362. During the first nine months of the year, the Partnership posted an increase in Net Asset Value per Unit. The most significant profits for this period resulted from trading in global interest rate futures, as prices in U.S. and Japanese bond futures contracts trended higher in the first half of 1995, and in currencies, primarily as a result of trending movement in the value of the Japanese yen throughout the first nine months of the year and in major European currencies in the year's first quarter. Additional profits were recorded from trading in global stock index futures as U.S. prices trended higher while Japanese prices trended lower. Losses across a majority of domestic commodities, including energies, metals and soft commodities, resulting from trendless price movement for much of 1995, offset a portion of the profits in other sectors. Total expenses for the period were $25,717,232, resulting in net income of $24,550,130. The value of an individual Unit in the Partnership increased from $1,508.07 at December 31, 1994 to $1,711.24 at September 30, 1995.

                    PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

                         A)       Exhibits - None.

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




                                   Dean Witter Select Futures Fund L.P.
                                        (Registrant)

                                   By: Demeter Management Corporation
                                        (General Partner)

November 7, 1996                   By:/s/ Patti L. Behnke
                                          Patti L. Behnke
                                          Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.