Form 10-Q
period 1997-03-31
WITTER DEAN SELECT FUTURES FUND LP
filed 1997-05-09
CIK 873799

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended March 31, 1997 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-42360

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

                       March 31, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 1997 (Unaudited) and December 31, 1996......2

     Statements of Operations for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 1997 and 1996 (Unaudited)....4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................5

        Notes to Financial Statements (Unaudited)...... 6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..........12-16

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................17-18

Item 6. Exhibits and Reports on Form 8-K..................19





              DEAN WITTER SELECT FUTURES FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                                 March 31,     December 31,
                                                   1997           1996
                                                     $              $
                                                (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                            176,908,948  154,784,007
 Net unrealized gain on open contracts            10,269,130    6,477,994
 Net option premiums                                  72,562       18,205

 Total Trading Equity                            187,250,640  161,280,206

Due from DWR                                         769,047      409,326
Interest receivable (DWR)                            655,865      533,060
Subscriptions receivable                                   -    5,365,420

 Total Assets                                    188,675,552  167,588,012

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                              1,268,842    2,370,157
 Accrued brokerage commissions (DWR)                696,760      491,315
 Accrued management fees                            469,477      403,858
 Administrative expenses payable                    125,803      123,343
 Accrued transaction fees and costs                  62,334       64,595
 Incentive fees payable                              51,799      348,459

 Total Liabilities                                2,675,015    3,801,727


Partners' Capital

 Limited Partners (85,461.004 and
  82,132.510 Units, respectively)               183,148,615  161,174,820
 General Partner (1,330.767 Units)                2,851,922    2,611,465

 Total Partners' Capital                        186,000,537  163,786,285

  Total  Liabilities and Partners' Capital      188,675,552  167,588,012


NET ASSET VALUE PER UNIT                           2,143.07     1,962.38


        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SELECT FUTURES FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1997            1996
                                        $                $
REVENUES
 Trading profit (loss):
    Realized                        13,905,911      (5,615,577)
    Net change in unrealized         3,791,136     (13,368,856)

      Total Trading Results         17,697,047     (18,984,433)

 Interest Income (DWR)               1,785,647       1,597,427

      Total Revenues                19,482,694     (17,387,006)


EXPENSES

 Brokerage commissions (DWR)         2,555,607       3,407,731
 Management fees                     1,350,215       1,200,840
 Transaction fees and costs            294,953         259,239
    Incentive fees                      51,799        (172,663)
    Administrative expenses             27,000          31,000

    Total Expenses                   4,279,574       4,726,147

NET INCOME (LOSS)                   15,203,120     (22,113,153)

NET INCOME (LOSS) ALLOCATION

Limited Partners                    14,962,663     (21,799,775)
General Partner                        240,457        (313,378)

NET INCOME (LOSS) PER UNIT

Limited Partners                        180.69         (235.48)
General Partner                         180.69         (235.48)


        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SELECT FUTURES FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           For the Quarters Ended March 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership     Limited        General
                          Interest     Partners        Partner    Total
Partners' Capital,
 December 31, 1995      94,649.134  $173,965,425    $2,480,835  $176,446,260

Net Loss                      -      (21,799,775)     (313,378)  (22,113,153)

Redemptions             (3,804.038)   (6,371,200)           -     (6,371,200)

Partners' Capital,
 March 31, 1996         90,845.096  $145,794,450    $2,167,457  $147,961,907




Partners' Capital,
 December 31, 1996      83,463.277  $161,174,820    $2,611,465  $163,786,285

Subscriptions            5,737.467    12,056,614            -     12,056,614

Net Income                     -      14,962,663       240,457    15,203,120

Redemptions            (2,408.973)    (5,045,482)           -     (5,045,482)

Partners' Capital,
 March 31, 1997        86,791.771   $183,148,615    $2,851,922  $186,000,537





         The accompanying footnotes are an integral part of these financial statements.



              DEAN WITTER SELECT FUTURES FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                                         For the Quarters Ended March 31,

                                                           1997            1996
                                                            $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         15,203,120     (22,113,153)
Noncash item included in net income (loss):
      Net  change  in  unrealized                         (3,791,136)     13,368,856

 (Increase) decrease in operating assets:
    Net option premiums                                      (54,357)         17,020
    Due from DWR                                            (359,721)       (108,451)
    Interest receivable (DWR)                               (122,805)         82,376

 Increase (decrease) in operating liabilities:
    Accrued  brokerage  commissions  (DWR)                   205,445        (415,030)
    Accrued management fees                                   65,619         (69,556)
    Administrative expenses payable                            2,460         (60,974)
    Accrued transaction fees and costs                        (2,261)         (8,782)
    Incentive fee payable                                   (296,660)              -

Net cash provided by (used  for) operating activities     10,849,704      (9,307,694)


CASH FLOWS FROM FINANCING ACTIVITIES

 Decrease in subscriptions receivable                      5,365,420              -
 Offering of units                                        12,056,614              -
 Increase (decrease) in redemptions payable               (1,101,315)        729,608
 Redemptions of units                                     (5,045,482)     (6,371,200)

  Net  cash provided by (used for) financing activities   11,275,237      (5,641,592)


  Net increase (decrease) in cash                         22,124,941     (14,949,286)

  Balance at beginning of period                         154,784,007     161,132,662

  Balance at end of period                               176,908,948     146,183,376



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

Partnership's December 31, 1996 Annual Report on Form 10K.


1. Organization

Dean  Witter  Select Futures Fund L.P. (the "Partnership")  is  a

limited  partnership  organized  to  engage  in  the  speculative

trading   of  commodity  futures  contracts,  commodity   options

contracts  and  forward  contracts on  foreign  currencies.   The

general   partner  for  the  Partnership  is  Demeter  Management

Corporation  ("Demeter").  The commodity broker  is  Dean  Witter

Reynolds  Inc.  ("DWR").  Both Demeter and DWR are  wholly  owned subsidiaries of Dean Witter, Discover & Co. ("DWD").  Demeter has

retained  EMC  Capital Management, Inc., Rabar  Market  Research,

Inc. and Sunrise Capital Management, Inc. as the trading advisors of the Partnership.

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  in  commodity trading accounts to meet margin requirements as needed.  DWR pays interest  on  these funds based on prevailing U.S. Treasury  Bill

rates.   Brokerage expenses incurred by the Partnership are  paid

to DWR.


3.  Financial Instruments

The Partnership trades futures, options  and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and  precious  metals.  Futures and forwards represent  contracts for  delayed  delivery of an instrument at a specified  date  and

price.   Risk arises from changes in the value of these contracts

and  the  potential inability of counterparties to perform  under the terms of the contracts.  There are numerous factors which may significantly  influence  the market value  of  these  contracts,

including  interest  rate volatility.   At  March  31,  1997  and

December 31, 1996,  open contracts were:

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                Contract or Notional Amount
                            March 31, 1997   December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     58,328,000        295,593,000
   Commitments to Sell        865,163,000        224,416,000
 Commodity Futures:
   Commitments to Purchase    245,179,000         28,171,000
   Commitments to Sell         23,150,000        106,936,000
   Options Written                      -          1,299,000
 Foreign Futures:
   Commitments to Purchase     88,347,000        395,250,000
   Commitments to Sell        716,313,000         73,489,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase          9,000            212,000
   Commitments to Sell            342,000                  -



A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gain on open contracts  are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the Statement of Financial Condition and totaled $10,269,130 and

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


$6,477,994 at March 31, 1997 and December 31, 1996, respectively.

Of the $10,269,130 net unrealized gain on open contracts at March

31,   1997,   $10,270,206  related  to  exchange-traded   futures

contracts  and  $(1,076)  related to off-exchange-traded  forward currency  contracts.  Of the $6,477,994 net  unrealized  gain  on open  contracts  at  December  31, 1996,  $6,477,946  related  to exchange-traded futures contracts and $48 related to off-exchange-

traded forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1997 and December 31, 1996 mature through March  1998 and  December  1997,  respectively.  Off-exchange-traded  forward currency  contracts held at March 31, 1997 and December 31,  1996 mature  through  April 1997 and January 1997,  respectively.  The contract  amounts in the above table represent the  Partnership's extent  of  involvement  in  the particular  class  of  financial instrument,  but not the credit risk associated with counterparty

nonperformance.    The   credit  risk   associated   with   these

instruments is limited to

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


the   amounts  reflected  in  the  Partnership's  Statements   of

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

Commission  to  segregate from its own assets and  for  the  sole benefit  of its commodity customers, all funds held by  DWR  with

respect   to   exchange-traded  futures  and  options   contracts

including an amount equal to the net unrealized gain on all  open futures  contracts  and  option  contracts  which  funds  totaled

$187,179,154 and $161,261,953 at March 31, 1997 and December  31,

1996,  respectively.   With  respect to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that an amount equal to the net unrealized gain on

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


open forward contracts be segregated.  With respect to those off-

exchange-traded forward currency contracts, the Partnership is at risk  to  the  ability of DWR, the counterparty on  all  of  such contracts, to perform.



For  the quarter ended March 31, 1997 and the year ended December

31,  1996,  the average fair value of financial instruments  held for trading purposes was as follows:

                                            March 31, 1997
                                     Assets          Liabilities
                                         $                 $

Exchange-Traded Contracts:
  Financial Futures                 120,111,000      432,184,000
  Options on Financial Futures        6,440,000                -
  Commodity Futures                 153,786,000       56,027,000
  Options on Commodity Futures        5,819,000        4,277,000
  Foreign Futures                   363,466,000      280,181,000
Off-Exchange-Traded Forward
 Currency Contracts                      71,000          262,000

                                           December 31, 1996
                                      Assets         Liabilities
                                         $                 $

Exchange-Traded Contracts:
  Financial Futures                 352,972,000       262,469,000
  Commodity Futures                  90,720,000        60,672,000
  Options on Commodity Futures        2,341,000           308,000
  Foreign Futures                   458,659,000       117,896,000
Off-Exchange-Traded Forward
  Currency Contracts                  9,226,000        20,258,000

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



The  Partnership's  investment in commodity futures  and  forward contracts and other commodity interests may be illiquid.  If  the price  for  the  futures contract for a particular commodity  has increased  or decreased by an amount equal to the "daily  limit",

positions  in  the commodity can neither be taken nor  liquidated unless traders are willing to effect trades at or within the
limit.   Commodity  futures prices have  occasionally  moved  the

daily  limit  for  several consecutive days  with  little  or  no

trading.   Such  market conditions could prevent the  Partnership

from promptly liquidating its commodity futures positions.



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

Results of Operations

For the Quarter Ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total trading  revenues  including interest  income  were  $19,482,694.

During  the first quarter, the Partnership posted a gain  in  Net

Asset  Value per Unit.  The most significant gains were  recorded in  the  currency  markets  as  the  value  of  the  U.S.  dollar strengthened relative to most major European currencies  and  the

Japanese  yen during January and February.  As a result,  profits were  recorded from short Swiss franc, German mark  and  Japanese yen positions.  Gains were also recorded in soft commodities from long  coffee  futures positions as prices in this market  trended steadily  higher  during January and February.  Additional  gains were  recorded in the agricultural markets as long  positions  in soybean  and  corn  futures profited from an upward  price  trend during February and March.  In financial futures trading, profits were  recorded as gains in global stock index futures  more  than offset  losses  from  trendless price movement  in  Japanese  and

European  interest rate futures.  Smaller gains were recorded  in metals from short gold futures positions, as prices trended lower during  January,  and  from long positions in  zinc  futures,  as prices in this market moved higher during the quarter.  A portion of the Partnership's
overall gains for the quarter was offset by losses in the  energy markets  during January and March as prices moved in a short-term volatile pattern.  Total expenses for the period were $4,279,574,

resulting  in  net  income  of  $15,203,120.   The  value  of  an

individual  Unit in the Partnership increased from  $1,962.38  at

December 31, 1996 to $2,143.07 at March 31, 1997.



For the Quarter Ended March 31, 1996

For  the  quarter  ended March 31, 1996, the Partnership's  total

trading  losses net of interest income were $17,387,006.   During

the first quarter, the Partnership posted a decrease in Net Asset

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

January  as  prices  reversed sharply from  their  previous  move upward  resulting in losses for the Partnership's long  positions in  crude  oil  and  natural  gas.  However,  these  losses  were partially  offset by trading gains recorded in crude oil  futures

during  March  as  oil  prices moved  upward.   In  the  currency

markets,  small  losses experienced in most  European  currencies

during   February  more  than  offset  gains  from   transactions

involving  the  Japanese  yen  in  January  and  March  and   the

Australian  dollar during March.  Total expenses for the  quarter

were  $4,726,147  resulting in a net loss  of  $22,113,153.   The

value  of  an  individual Unit in the Partnership decreased  from

$1,864.21 at December 31, 1995 to $1,628.73 at March 31, 1996.

                   PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency  Management, Inc.,  DWD  (all  such  parties

referred  to  hereafter  as  the  "Dean  Witter  Parties"),   the

Partnership, certain other limited partnership commodity pools of which  Demeter  is  the  general  partner,  and  certain  trading advisors  to  those pools.  Similar purported class actions  were also  filed on September 18 and 20, 1996 in the Supreme Court  of the  State of New York, New York County, and on November 14, 1996

in  the  Superior  Court  of the State of  Delaware,  New  Castle

County,  against  the  Dean Witter Parties  and  certain  trading

advisors   on  behalf of all purchasers of interests  in  various

limited  partnership commodity pools including  the  Partnership,

sold  by  DWR.  Generally, these complaints allege,  among  other

things,    that   the   defendants   committed   fraud,   deceit,

misrepresentation,  breach  of  fiduciary  duty,  fraudulent  and unfair  business practices, unjust enrichment, and conversion  in connection with the sale and
operation  of  the  various limited partnership commodity  pools.

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

Parties or the Partnership.

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits - None.


          (B)  Reports on Form 8-K. - None.

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




                                Dean  Witter Select Futures  Fund
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May 9, 1997                    By:   /s/  Patti L. Behnke
                                          Patti L. Behnke
                                          Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.