Form 10-K/A
period 1996-12-31
WITTER DEAN SELECT FUTURES FUND LP
filed 1997-05-22
CIK 873799

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A
                                  AMENDMENT

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


    /s/  Joseph G. Siniscalchi                                 March 24, 1997
           Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                                 March 24, 1997
           Edward C. Oelsner III, Director


    /s/  Robert E. Murray,                                     March 24, 1997
           Robert E. Murray, Director


    /s/  Patti L. Behnke                                       March 24, 1997
           Patti L. Behnke, Chief Financial
             Officer and Principal Accounting
             Officer

                                                 EXHIBIT INDEX

     ITEM                                                METHOD OF FILING

 -3.     Amended and Restated Limited
         Partnership Agreement of the
         Partnership, dated as of
         August 13, 1996.                                        (1)

-10.     Form of Management Agreement among
         the Partnership, Demeter Management
         Corporation and EMC Capital                             (2)
         Management, Inc., Rabar Market
         Research and Sunrise Commodities
         dated as of May 17, 1991 ("the
         Management Agreements").

-10.     Form of Amendement No. 1 to each of
         the Management Agreements dated
         July 22, 1991.                                          (3)

-10.     Form of Amendment No. 2 to each of
         the Management Agreements dated
         October 1, 1993.                                        (4)

-10.     Form of Amendment No. 3 to each of
         the Management Agreements dated                         (5)
         November 29, 1996.

-10.     Form of amended and restated Customer
         Agreement Between the Partnership and
         Dean Witter Reynolds Inc., dated as of                  (6)
         September 1, 1996.

-99.     December 31, 1996 Annual Report to Limited Partners.    (7)


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