Form 10-Q
period 1997-06-30
WITTER DEAN SELECT FUTURES FUND LP
filed 1997-08-07
CIK 873799

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the Period ended June 30, 1997 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-42360

                      DEAN WITTER SELECT FUTURES FUND L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3619290
(State or other jurisdiction of              (I.R.S. Employer
Incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY             10048
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

                         June 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 1997 (Unaudited) and December 31, 1996......2

     Statements of Operations for the Quarters Ended
     June 30, 1997 and 1996 (Unaudited)...................3

     Statements of Operations for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)...................4

     Statements of Changes in Partners' Capital for the
     Six Months Ended June 30, 1997 and 1996
     (Unaudited)..........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)...................6

        Notes to Financial Statements (Unaudited)........ 7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.13-18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.............................19-20

Item 5. Other Information................................20

Item 6. Exhibits and Reports on Form 8-K.................21




              DEAN WITTER SELECT FUTURES FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)

ASSETS
Equity in Commodity futures trading accounts:
 Cash                              169,363,685  154,784,007
 Net unrealized gain on open contracts 2,030,992  6,477,994
 Net option premiums                        -            18,205

 Total Trading Equity              171,394,677  161,280,206

Due from DWR                          745,907       409,326
Interest receivable (DWR)             615,659       533,060
Subscriptions    receivable                                     -
5,365,420

 Total Assets                      172,756,243  167,588,012

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                1,570,511       2,370,157
 Accrued brokerage commissions (DWR)  763,838         491,315
 Accrued management fees              429,593          403,858
 Administrative expenses payable      106,326         123,343
 Accrued transaction fees and costs    48,940          64,595
 Incentive fees payable                      -        348,459

 Total Liabilities                   2,919,208      3,801,727

Partners' Capital

 Limited Partners (83,356.842 and
  82,132.510 Units, respectively) 167,168,244     161,174,820
 General Partner (1,330.767 Units)    2,668,791     2,611,465

 Total Partners' Capital          169,837,035     163,786,285

 Total Liabilities and Partners' Capital172,756,243 167,588,012


NET ASSET VALUE PER UNIT              2,005.45       1,962.38

        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SELECT FUTURES FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                 For the Quarters Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (1,555,509)  4,208,905
    Net change in unrealized     (8,238,137)    802,188

      Total Trading Results     (9,793,646)    5,011,093

 Interest Income (DWR)           1,924,693      1,544,911

      Total Revenues             (7,868,953)    6,556,004


EXPENSES

 Brokerage commissions (DWR)      2,459,279    2,753,504
 Management fees                  1,300,665   1,118,234
 Transaction fees and costs          276,600    195,266
    Administrative fees               27,000      24,000

    Total Expenses               4,063,544        4,091,004


NET INCOME (LOSS)              (11,932,497)   2,465,000


NET INCOME (LOSS) ALLOCATION

         Limited        Partners                     (11,749,366)
2,429,154
                          General                         Partner
(183,131)                           35,846

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(137.62)                                  26.93
                          General                         Partner
(137.62)                          26.93



        The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER SELECT FUTURES FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                    12,350,402    (1,406,672)
    Net change in unrealized     (4,447,002)  (12,566,668)

      Total Trading Results      7,903,400   (13,973,340)

 Interest Income (DWR)           3,710,340      3,142,338

      Total Revenues            11,613,740      (10,831,002)


EXPENSES

 Brokerage commissions (DWR)     5,014,886     6,161,235
 Management fees                 2,652,691    2,319,074
 Transaction fees and costs        571,552      454,505
    Administrative fees             54,000       55,000
    Incentive fees                  49,988      (172,663)

    Total Expenses               8,343,117        8,817,151

NET INCOME (LOSS)                3,270,623    (19,648,153)

NET INCOME (LOSS) ALLOCATION

         Limited         Partners                       3,213,297
(19,370,621)
                          General                         Partner
57,326                      (277,532)

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
43.07                                   (208.55)
                          General                         Partner
43.07                        (208.55)



        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SELECT FUTURES FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1997 and 1996
                          (Unaudited)


                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital,
 December 31, 1995   94,649.134            $173,965,425          $2,480,835
$176,446,260

Net Loss                      -            (19,370,621)            (277,532)
(19,648,153)

Redemptions          (7,968.876)             (13,284,758)                      -
(13,284,758)

Partners' Capital,
 June 30, 1996       86,680.258            $141,310,046          $2,203,303
$143,513,349



Partners' Capital,
 December 31, 1996   83,463.277            $161,174,820          $2,611,465
$163,786,285

Subscriptions         5,737.467            12,056,614            -         12,056,614

Net Income                     -           3,213,297             57,326
3,270,623

Redemptions           (4,513.135)             (9,276,487)                         -
(9,276,487)

Partners' Capital,
 June 30, 1997         84,687.609          $167,168,244          $2,668,791
$169,837,035








         The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER SELECT FUTURES FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net          income        (loss)                       3,270,623
(19,648,153)
Noncash item included in net income (loss):
      Net  change  in  unrealized       4,447,002               1
2,566,668

 (Increase) decrease in operating assets:
    Due from DWR                   (336,581)             451,071
      Interest  receivable  (DWR)         (82,599)              (
326,378)
    Net option premiums              18,205              (9,580)

 Increase (decrease) in operating liabilities:
      Accrued  brokerage  commissions  (DWR)272,523             (
303,787)
    Accrued management fees          25,735              (80,432)
    Administrative expenses payable  (17,017)            (62,937)
    Accrued transaction fees and costs(15,655)           (9,926)
          Incentive      fees      payable              (348,459)
-

Net  cash  provided by (used for) operating activities  7,233,777
(7,423,454)


CASH FLOWS FROM FINANCING ACTIVITIES

 Decrease in subscriptions receivable5,365,420           -
 Offering of units               12,056,614              -
 Increase (decrease) in redemptions payable (799,646)    838,784
      Redemptions      of      units                  (9,276,487)
(13,284,758)

  Net cash provided by (used for) financing activities  7,345,901
(12,445,974)


  Net  increase  (decrease)  in  cash  14,579,678               (
19,869,428)

     Balance     at     beginning    of    period     154,784,007
161,132,662

  Balance  at  end  of  period        169,363,685               1
41,263,234


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

Partnership's December 31, 1996 Annual Report on Form 10K.


1. Organization

Dean  Witter  Select Futures Fund L.P. (the "Partnership")  is  a

limited  partnership  organized  to  engage  in  the  speculative

trading   of  commodity  futures  contracts,  commodity   options

contracts   and   forward   contracts   on   foreign   currencies

(collectively, "futures interests").  The general partner for the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker  is Dean Witter Reynolds  Inc.  ("DWR").   Both

Demeter  and DWR are wholly owned subsidiaries of Morgan Stanley,

Dean Witter, Discover & Co. ("MSDWD").  Demeter has retained  EMC

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

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




3.  Financial Instruments

The Partnership trades futures, options  and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and  precious  metals.  Futures and forwards represent  contracts for  delayed  delivery of an instrument at a specified  date  and

price.   Risk arises from changes in the value of these contracts

and  the  potential inability of counterparties to perform  under the terms of the contracts.  There are numerous factors which may significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1997  and

December 31, 1996,  open contracts were:



                                Contract or Notional Amount
                            June 30,  1997   December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     478,683,437       295,593,000
   Commitments to Sell          91,503,130       224,416,000
 Commodity Futures:
   Commitments to Purchase      26,550,503        28,171,000
   Commitments to Sell         183,847,686       106,936,000
   Options Written                       -         1,299,000
 Foreign Futures:
   Commitments to Purchase     614,146,251       395,250,000
   Commitments to Sell         201,961,488        73,489,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase               -           212,000
   Commitments to Sell             395,962                 -

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $2,030,992 and

$6,477,994  at  June 30, 1997 and December 31, 1996 respectively.

Of  the $2,030,992 net unrealized gain on open contracts at  June

30,  1997,  $2,035,009  was  related to  exchange-traded  futures contracts  and  $(4,017)  related to off-exchange-traded  forward currency  con-tracts.  Of the $6,477,994 net unrealized  gain  on open  contracts  at  December  31, 1996,  $6,477,946  related  to exchange-traded futures contracts and $48 related to off-exchange-

traded forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1997  and  December 31, 1996 mature through  June  1998  and

December   1997,   respectively.    Off-exchange-traded   forward

currency  contracts held at June 30, 1997 and December  31,  1996

mature  through  July 1997 and January 1997,  respectively.   The

contract

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




amounts in the above table represent the Partnership's extent  of involvement in the particular class of financial instrument,  but not  the credit risk associated with counterparty nonperformance.

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

Commission ("CFTC") to segregate from its own assets and for  the sole  benefit of its commodity customers, all funds held  by  DWR with  respect  to  exchange-traded futures and options  contracts including an amount equal to the net unrealized gain on all  open futures  contracts  and  option  contracts  which  funds  totaled

$171,398,694  and $161,261,953 at June 30, 1997 and December  31,

1996,  respectively.   With  respect to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that an amount equal to the net

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the   Partnership  is  at  risk  to  the  ability  of  DWR,   the

counterparty on all of such contracts, to perform.



For  the  six  months  ended June 30, 1997  and  the  year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:


                                           June 30, 1997
                                                           Assets
Liabilities
                                         $                  $

Exchange-Traded Contracts:
        Financial       Futures                       192,229,000
315,464,000
  Options on Financial Futures        3,680,000                 -
        Commodity       Futures                       111,703,000
77,675,000     Options  on  Commodity  Futures          4,500,000
3,323,000      Foreign   Futures                      386,594,000
249,132,000
Off-Exchange-Traded Forward
       Currency       Contracts                           247,000
225,000

                                          December 31,1996
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
20,258,000

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




4.  Subsequent Event

On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures

Inc.   ("Carr"),  a  subsidiary  of  Credit  Agricole   Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period  of  about three  months,  DWR  will  continue to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will  continue  to serve as a futures broker for the  Partnership with  Carr  providing  execution and clearing  services  for  the

Partnership's account.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures

interest  trading  accounts  with  DWR,  and  are  used  by   the

Partnership as margin to engage in futures interest trading.  DWR holds  such  assets  in  either  designated  depositories  or  in securities approved by the CFTC for investment of customer funds.

The Partnership's assets held by DWR may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond

the  daily  limit.   If  the price of a  particular  futures  has

increased  or decreased by an amount equal to the "daily  limit",

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interest prices  have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions. However, since the commencement of trading  by  the Partnership, there has never been  a  time  when illiquidity  has affected a material portion of the Partnership's assets.



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



Capital  Resources. The Partnership does not have,  nor  does  it expect  to  have, any capital assets.  Redemptions and  sales  of additional  Units of Limited Partnership Interest in  the  future will  affect  the  amount of funds available for  investments  in futures interests in subsequent periods.  As redemptions  are  at the  discretion  of  Limited Partners,  it  is  not  possible  to

estimate   the  amount  and  therefore  the  impact   of   future

redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the  Partnership's  total trading losses net of interest income were $7,868,953. During the second quarter, the Partnership posted a decrease in Net

Asset  Value per Unit.  The most significant losses were recorded during  April from short U.S. interest rate futures positions  as

U.S.  bond  prices moved higher after trending lower  previously.

Additional losses were recorded throughout the quarter from short-

term  price volatility in European and Japanese bond futures.   A

portion  of these losses was offset by gains from long  positions in  Australian bond and global stock index futures as  prices  in

these  markets  trended higher during May  and  June.   Trendless

price  movement  in  oil  and gas prices throughout  the  quarter resulted in losses within the energy markets.  In metals,  losses were recorded from long positions in most base metals futures  as prices  declined  during  April and June  after  trending  higher during  the  first quarter.  In currency trading  ,  losses  from trendless  movement in the value of the British pound  and  Swiss franc relative to the U.S. dollar more than offset currency gains recorded  during April and June from transactions  involving  the

Japanese  yen.   Total expenses for the quarter  were  $4,063,544

resulting  in  a  net  loss  of $11,932,497.   The  value  of  an

individual  Unit in the Partnership decreased from  $2,143.07  at

March 31, 1997 to $2,005.45 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership's  total trading  revenues  including interest  income  were  $11,613,740.

During  the first six months, the Partnership posted an  increase in  Net  Asset Value per Unit.  The most significant  gains  were recorded in the currency markets during January and February as the value of the U.S. dollar strengthened relative to most major

European currencies and the Japanese yen.  Additional gains  were recorded  from  long coffee futures positions  as  coffee  prices trended  higher  from January through May.  In  the  agricultural markets, profits were recorded from long soybean and corn futures positions  as prices in these markets also trended higher  during

February and March.  A portion of the Partnership's overall gains was  offset  by losses from trendless price movement in  Japanese and European interest rate futures, as well as in energy futures,

during  the  first half of the year.  Smaller losses recorded  in metals,  due primarily to inconsistent price movement in aluminum futures, were partially offset by profits from short gold futures positions, as gold prices moved sharply lower during January  and

June.   Total expenses for the period were $8,343,117,  resulting

in  net income of $3,270,623.  The value of an individual Unit in the Partnership increased from $1,962.38 at December 31, 1996  to

$2,005.45 at June 30, 1997.



For the Quarter and Six Months Ended June 30, 1996

For  the  quarter  ended June 30, 1996, the  Partnership's  total trading  revenues  including  interest  income  were  $6,556,004.

During the second quarter, the Partnership posted an increase  in

Net  Asset  Value per Unit.  The most significant  trading  gains were  recorded in the energy markets during June as long  natural gas  futures  positions  profited  from  an  upward  price  move.

Additional gains were recorded from long positions in  crude  oil futures during April, and to a lesser extent during June, as  oil prices
also  experienced  an  upward move.  In currency  trading,  short positions  in  the  German mark and Swiss franc  profited  during

April  as the value of these currencies moved lower versus  other major  world currencies.  In agricultural futures trading,  gains were  recorded  from  long positions in corn  futures  as  prices

increased  during  April and early May.   Additional  gains  were

recorded in metals as short copper futures positions profited  as prices plunged during June on news of significant losses incurred in  copper  by Sumitomo Corporation.  These gains were  partially offset  by losses recorded in financial futures trading  as  non-

U.S.  interest  rate futures prices, particularly Australian  and

Japanese

interest  rate  futures, moved in a trendless pattern  throughout the  quarter.  Smaller losses were recorded in global stock index

futures  as  prices  were  choppy during  May  and  June.   Total

expenses for the quarter were $4,091,004, resulting in net income

of   $2,465,000.   The  value  of  an  individual  Unit  in   the

Partnership  increased  from  $1,628.73  at  March  31,  1996  to

$1,655.66 at June 30, 1996.



For  the six months ended June 30, 1996, the partnership's  total

trading  losses net of interest income were $10,831,002.   During

the first half of the year, the Partnership posted a decrease  in

Net  Asset  Value  per  Unit.  The most significant  losses  were experienced  in  global  interest  rate  futures  trading  during

February,  as the previous upward price trend that was profitable

in  late  1995 and January 1996, reversed sharply  lower.   As  a

result, losses were recorded from previously established long
positions  in  U.S. and European interest rate futures.   Smaller

losses  were recorded in non-U.S. bond futures from March through

June  as  trendless price movement followed.   Losses  were  also

recorded  in global stock index futures as choppy price  movement was  experienced during March, May and June.  In  other  markets,

losses  were recorded from soft commodities trading as sugar  and coffee  prices moved in a trendless pattern throughout a majority of the year.  Smaller losses were recorded from metals and energy futures  trading  as short-term price volatility was  experienced early  in the first quarter.  These losses were partially  offset by gains recorded in the currency markets from short Japanese yen positions  during  January and March as  the  value  of  the  yen declined  versus the U.S. dollar.  Additional gains were recorded from short German mark and Swiss franc positions, as the value of these  currencies moved lower relative to other world  currencies during  April, and from long Australian dollar positions, as  its value  moved higher during March.  Total expenses for the  period

were  $8,817,151,  resulting in a net loss of  $19,648,153.   The

value  of  an  individual Unit in the Partnership decreased  from

$1,864.21 at December 31, 1995 to $1,655.66 at June 30, 1996.

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

Futures  &  Currency Management, Inc., MSDWD  (all  such  parties

referred  to  hereafter  as  the  "Dean  Witter  Parties"),   the

Partnership, certain other limited partnership commodity pools of which  Demeter  is  the  general  partner,  and  certain  trading advisors to those pools.  On June 16, 1997, the plaintiffs in the

above  actions  filed a consolidated amended complaint.   Similar

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

Dean Witter Parties or the Partnership.




Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

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




                                Dean  Witter Select Futures  Fund
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August 7,   1997                   By:/s/   Patti   L.   Behnke
Patti L. Behnke
                                      Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.