Form 10-Q
period 1997-09-30
WITTER DEAN SELECT FUTURES FUND LP
filed 1997-11-06
CIK 873799

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended September 30, 1997 or

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

                     September 30, 1997



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     September 30, 1997 and 1996 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months ended September 30, 1997 and 1996
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)......... 7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................19-20

Item 5. Other Information.................................20

Item 6. Exhibits and Reports on Form 8-K................. 21






              DEAN WITTER SELECT FUTURES FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                   September 30,   December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                   167,323,069  154,784,007
 Net unrealized gain on open contracts    5,849,370    6,477,994
 Net option premiums                              -       18,205

 Total Trading Equity                   173,172,439  161,280,206

Due from DWR                                752,300      409,326
Interest receivable (DWR)                   599,049      533,060
Subscriptions receivable                          -    5,365,420

 Total Assets                           174,523,788  167,588,012

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                      1,509,195    2,370,157
 Accrued  brokerage commissions (DWR)       659,487      491,315
 Accrued management fees                    434,266      403,858
 Administrative expenses payable            110,121      123,343
 Accrued transaction fees and costs          47,754       64,595
 Incentive fees payable                           -      348,459

 Total Liabilities                        2,760,823    3,801,727


Partners' Capital

 Limited Partners (81,123.244 and
  82,132.510 Units, respectively)       168,990,796  161,174,820
 General Partner (1,330.767 Units)        2,772,169    2,611,465

 Total Partners' Capital                171,762,965  163,786,285

 Total Liabilities and Partners' Capital 174,523,788 167,588,012


NET ASSET VALUE PER UNIT                    2,083.14    1,962.38

        The accompanying footnotes are an integral part of these financial statements.




              DEAN WITTER SELECT FUTURES FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       5,198,438  (1,501,598)
    Net change in unrealized       3,818,378   5,631,814

      Total Trading Results        9,016,816   4,130,216

 Interest Income (DWR)             1,881,794   1,445,079

      Total Revenues              10,898,610   5,575,295


EXPENSES

 Brokerage commissions (DWR)       2,520,442   2,394,721
 Management fees                   1,335,540   1,056,305
 Transaction fees and costs          354,668     232,388
 Administrative expenses              29,000      32,000

    Total Expenses                 4,239,650   3,715,414

NET INCOME                         6,658,960   1,859,881

NET INCOME ALLOCATION

 Limited Partners                  6,555,582   1,829,258
 General Partner                     103,378      30,623

NET INCOME PER UNIT

Limited Partners                       77.69       23.02
General Partner                        77.69       23.02




        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SELECT FUTURES FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                     17,548,841      (2,908,270)
Net change in unrealized              (628,624)     (6,934,854)

      Total Trading Results         16,920,217      (9,843,124)

 Interest Income (DWR)               5,592,135       4,587,417

      Total Revenues                22,512,352      (5,255,707)


EXPENSES

 Brokerage commissions (DWR)         7,535,328       8,555,956
 Management fees                     3,988,231       3,375,378
 Transaction fees and costs            926,221         686,894
 Administrative expenses                83,000          87,000
 Incentive fees                         49,989        (172,663)

      Total Expenses                12,582,769      12,532,565

NET INCOME (LOSS)                    9,929,583     (17,788,272)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                    9,768,879     (17,541,363)
 General Partner                       160,704        (246,909)


NET INCOME (LOSS) PER UNIT

 Limited Partners                       120.76         (185.53)
 General Partner                        120.76         (185.53)



        The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER SELECT FUTURES FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
 December 31, 1995     94,649.134     $173,965,425    $2,480,835   $176,446,260

Net Loss                       -       (17,541,363)     (246,909)  <17,788,272)

Redemptions           (12,249.884)     (20,336,402)            -   (20,336,402)

Partners' Capital
 September 30, 1996    82,399.250     $136,087,660    $2,233,926  $138,321,586





Partners' Capital
 December 31, 1996     83,463.277     $161,174,820    $2,611,465  $163,786,285

Offering of Units       5,737.467       12,056,614            -     12,056,614

Net Income                    -          9,768,879       160,704     9,929,583

Redemptions            (6,746.733)     (14,009,517)            -   (14,009,517)

Partners' Capital
 September 30, 1997    82,454.011     $168,990,796    $2,772,169  $171,762,965







         The accompanying footnotes are an integral part of these financial statements.



              DEAN WITTER SELECT FUTURES FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                                    For the Nine Months Ended September 30,

                                                        1997            1996
                                                          $               $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     9,929,583   (17,788,272)
Noncash item included in net income (loss):
Net change in unrealized                                628,624     6,934,854

(Increase) decrease in operating assets:
    Net option premiums                                  18,205        17,020
    Due  from  DWR                                     (342,974)     (653,583)
    Interest receivable (DWR)                           (65,989)      128,167

Increase (decrease) in operating liabilities:
    Accrued brokerage commissions (DWR)                 168,172       (36,844)
    Accrued management fees                              30,408       (92,534)
    Administrative expenses payable                     (13,222)      (30,936)
    Accrued transaction fees and costs                  (16,841)       (4,975)
    Incentive fees payable                             (348,459)            -

Net cash provided by (used for) operating activities  9,987,507   (11,527,103)


CASH FLOWS FROM FINANCING ACTIVITIES

    Offering of Units                                12,056,614             -
    Decrease in subscriptions receivable              5,365,420             -
    Increase (decrease) in redemptions payable         (860,962)    1,201,781
    Redemptions of units                            (14,009,517)  (20,336,402)

Net cash provided by (used  for) financing activities 2,551,555   (19,134,621)

Net increase (decrease) in cash                      12,539,062   (30,661,724)

Balance at beginning of period                      154,784,007   161,132,662

Balance at end of period                            167,323,069   130,470,938

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

(collectively, "futures interests").  The general partner for the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker for most of the Partnership's  transactions  is

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

Futures Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez.

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period  of about four months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading including clearance.  After such transaction period,  DWR will continue to serve as a non-clearing commodity broker for the

Partnership  with  Carr  providing  all  clearing  services   for

Partnership transactions.



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest  on  these funds  based  on  prevailing  U.S.

Treasury  Bill  rates.   Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3.  Financial Instruments

The Partnership trades futures, options  and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and  precious  metals.  Futures and forwards represent  contracts for  delayed  delivery of an instrument at a specified  date  and

price.   Risk arises from changes in the value of these contracts

and  the  potential inability of counterparties to perform  under the terms of the contracts.  There are numerous factors which may

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




significantly  influence  the market value  of  these  contracts,

including  interest rate volatility.  At September 30,  1997  and

December 31, 1996,  open contracts were:


                                Contract or Notional Amount
                          September 30,  1997       December  31,
1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase    662,271,000        295,593,000
   Commitments to Sell         77,611,000        224,416,000
 Commodity Futures:
   Commitments to Purchase     76,434,000         28,171,000
   Commitments to Sell         54,689,000        106,936,000
   Options Written                      -          1,299,000
 Foreign Futures:
   Commitments to Purchase    337,114,000        395,250,000
   Commitments to Sell        518,697,000         73,489,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     60,935,000            212,000
   Commitments to Sell         72,997,000                  -



A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the Statements of Financial Condition and totaled $5,849,370 and

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




$6,477,994   at  September  30,  1997  and  December   31,   1996

respectively.  Of  the  $5,849,370 net unrealized  gain  on  open contracts  at  September  30, 1997,  $6,278,212  was  related  to exchange-traded futures contracts and ($428,842) related to off-

exchange-traded  forward currency contracts.  Of  the  $6,477,994 net  unrealized  gain  on open contracts at  December  31,  1996,

$6,477,946 related to exchange-traded futures contracts  and  $48 related to off-exchange-traded forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1997 and December 31, 1996 mature through September

1998   and   December  1997,  respectively.   Off-exchange-traded

forward  currency  contracts  held  at  September  30,  1997  and

December 31, 1996 mature through December 1997 and January  1997,

respectively.  The contract amounts in the above table  represent the  Partnership's extent of involvement in the particular  class of  financial instrument, but not the credit risk associated with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  and options contracts are marked to market  on  a  daily

basis,  with variations in value settled on a daily basis.   DWR,

as  the  futures commission merchant for all of the Partnership's

exchange-traded  futures  and  options  contracts,  is   required

pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission ("CFTC") to segregate from its own assets and for  the sole  benefit of its commodity customers, all funds held  by  DWR with  respect  to  exchange-traded futures and options  contracts including an amount equal to the net unrealized gain on all  open futures  contracts  and  option  contracts  which  funds  totaled

$173,481,685 and $161,261,953 at September 30, 1997 and  December

31,  1996, respectively.  With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability of Carr, the sole counterparty on all of such  contracts,

to   perform.   Carr's  parent,  Credit  Agricole  Indosuez,  has

guaranteed Carr's obligations to the Partnership.

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




For  the nine months ended September 30, 1997 and the year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:



                                       September 30, 1997
                                                           Assets
Liabilities
                                         $                  $
Exchange-Traded Contracts:
        Financial       Futures                       313,433,000
273,515,000
  Options on Financial Futures        4,915,000                 -
        Commodity       Futures                        94,671,000
69,673,000     Options  on  Commodity  Futures          3,150,000
2,326,000      Foreign   Futures                      343,928,000
352,549,000
Off-Exchange-Traded Forward
       Currency       Contracts                         6,972,000
7,662,000

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
20,258,000

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures interest trading accounts with DWR and Carr, and are used by  the

Partnership as margin to engage in futures interest trading.  DWR and  Carr holds such assets in either designated depositories  or in  securities  approved by the CFTC for investment  of  customer funds. The Partnership's assets held by DWR and Carr may be  used

as  margin  solely  for  the Partnership's  trading.   Since  the

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1997

For the quarter ended September 30, 1997, the Partnership's total trading revenues including  interest income were $10,898,610.

During  the third quarter, the Partnership posted a gain  in  Net

Asset  Value per Unit.  The most significant gains were  recorded in  financial futures due primarily to an upward trend in  global interest rate futures during July and September.  Smaller profits were  recorded  in global stock index futures from  short  Nikkei

Index futures during the quarter.  In the currency markets, gains were recorded during July from short German mark positions as the value  of  the  U.S.  dollar increased versus  the  German  mark.

Additional   currency  gains  were  recorded  from   transactions

involving  the  French and Swiss franc.  In  metals,  gains  were recorded  from  short gold futures positions as  prices  declined during  July.  A portion of the Partnership's overall  gains  for

the   third  quarter  was  offset  by  losses  recorded  in   the

agricultural and soft commodities markets as a result  of  short-

term volatile price movement in a majority of the markets traded,

particularly,  corn,  soybean meal and cotton  futures.   Smaller

losses  were recorded in energies from trading heating and  crude oil  futures  as  oil  prices moved without consistent  direction

during  the  quarter.   Total  expenses  for  the  quarter   were

$4,239,650, resulting in net income of $6,658,960.  The value  of an individual Unit in the Partnership increased from $2,005.45 at

June 30, 1997 to $2,083.14 at September 30, 1997.



For  the  nine months ended September 30, 1997, the Partnership's

total   trading   revenues   including   interest   income   were

$22,512,352.  During  the  first nine months  of  the  year,  the

Partnership posted a gain in Net Asset Value per Unit.  The  most significant gains
were  recorded in the currency markets as the value of  the  U.S.

dollar  increased  relative to most world currencies  during  the first  and  third  quarters of the year.  Additional  gains  were recorded  from  long positions in global stock index  futures  as prices  in these markets increased during the second quarter  and

July.  Trading gains were also recorded from long Australian bond futures positions during May, June, July and September, and  from long  Japanese  bond futures positions during the third  quarter.

Smaller  profits  were  recorded in soft  commodities  from  long coffee  futures  positions as coffee prices trended  higher  from

January  through  May.   A portion of the  Partnership's  overall

gains  for the first nine months of the year was offset by losses from  trading energy futures as oil and gas prices moved  without consistent  direction for a majority of the year.  One  exception in  the  energy  complex  was natural gas futures  prices,  which increased  steadily during the third quarter, thus  resulting  in gains  from  long positions.  In metals, losses experienced  from trading  base metals futures during the second quarter more  than

offset gains from trading gold and zinc futures.   Total expenses

for  the  period  were $12,582,769, resulting in  net  income  of

$9,929,583.   The value of an individual Unit in the  Partnership

increased  from  $1,962.38 at December 31, 1996 to  $2,083.14  at

September 30, 1997.



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

dollar.    Additional  losses  were  recorded  from  transactions

involving  the Swiss franc as its value moved without  consistent

direction  during August and the first half of September.   Gains

recorded from short Japanese yen positions as its value decreased versus the U.S. dollar helped to mitigate currency losses for the

quarter.   In other markets, smaller trading losses were recorded

in  soft  commodities,  soybean products and  copper  futures  as prices  moved in a trendless volatile pattern for a  majority  of

the  quarter.   Total expenses for the quarter  were  $3,715,414,

resulting  in  net  income  of  $1,859,881.   The  value  of   an

individual  Unit in the Partnership increased from  $1,655.66  at

June 30, 1996 to $1,678.68 at September 30, 1996.





For  the  nine months ended September 30, 1996, the Partnership's total trading losses net of interest income were $5,255,707.

During  the first nine months of the year, the Partnership posted a  decrease in Net Asset Value per Unit.  Total expenses for  the period  were $12,532,565, resulting in a net loss of $17,788,272.

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




                                Dean  Witter Select Futures  Fund
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November  6,  1997             By:   /s/  Patti   L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.