Form 10-K
period 1997-12-31
WITTER DEAN SELECT FUTURES FUND LP
filed 1998-03-27
CIK 873799

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the fiscal year ended December 31, 1997 or

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10K. [X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $165,429,394.72 at January 31, 1998.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

            DEAN WITTER SELECT FUTURES FUND L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1997

Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . .
 . . . .  1
Part I .

   Item 1. Business. . . . . . . . . . . . . . . . . . . . .
 . . 2-5

   Item 2. Properties. . . . . . . . . . . . . . . . . . . .
 . .    5

  Item 3. Legal Proceedings. . . . . . . . . . . . . . . . .
 .  5-7

   Item  4.  Submission of Matters to  a  Vote  of  Security
Holders . . .7

Part II.

  Item 5. Market for the Registrant's Partnership Units and
           Related Security Holder Matters . . . . . . . . .
 . . . .8

   Item 6. Selected Financial Data . . . . . . . . . . . . .
 . . . .9

  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . .
 . 10-17

  Item 8. Financial Statements and Supplementary Data. . . .
 .    17

  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . .
 . . .17
Part III.

  Item10. Directors, Executive Officers, Promoters and
           Control Persons of the Registrant . . . . . . . .
18-23

  Item11. Executive Compensation . . . . . . . . . . . . . .
 . .  23

  Item12. Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . .
 .    23

  Item13. Certain Relationships and Related Transactions . .
 . 23-24

Part IV.

  Item14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . .
 . .   25

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


          Documents Incorporated                        Part
of Form 10-K
     Partnership Registration Statement
     on Form S-1 File No. 33-39667                     I

     Partnership's Registration Statement
     on Form S-1, File No. 33-65072                I and IV

     Partnership's Registration Statement
     on Form S-1, File No. 333-42380               I and IV

     Partnership's Registration Statement
     on Form S-1, File No. 33-1918                  I and IV

     December 31, 1997 Annual Report
      for the Dean Witter Select Futures             II  and
IV
     Fund L.P.












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

Statements  on  Form S-l (File Nos. 33-39667  and  33-42380)

which  became  effective  on May 17  and  August  23,  1991,

respectively.  The offering of Units was underwritten  on  a best  efforts"  basis by Dean Witter Reynolds Inc.  ("DWR").

The  Partnership's  General Partner  is  Demeter  Management

Corporation  ("Demeter"). DWR and Demeter  are  wholly-owned subsidiaries of Morgan Stanley, Dean Witter, Discover &  Co.

("MSDWD").   The Partnership commenced operations on  August

1,  1991.   75,000 additional Units were registered pursuant

to a Registration Statement on Form S-1 (File No. 33-65072),

which   became   effective  on  August  31,  1993.    60,000

additional  Units were registered persuant to a Registration

Statement  on  Form  S-1  (file No. 333-1918)  which  became effective on August 13, 1996.

      Through  July 31, 1997, the sole commodity broker  for

the  Partnership's transactions was DWR.  On July 31,  1997,

DWR  closed  the sale of its institutional futures  business and  foreign  currency trading operations to  Carr  Futures,

Inc.  ("Carr"),  a  subsidiary of Credit Agricole  Indosuez.

Following  the  sale,  Carr became  the  clearing  commodity broker  for  the  Partnership's futures and futures  options trades  and  the  counterparty on the Partnership's  foreign currency  trades.  DWR serves as the non-clearing  commodity broker for the Partnerships with Carr providing all clearing services for the Partnership's transactions.

      The  Partnership's net asset value  per  Unit,  as  of

December 31, 1997 was $2,084.52, representing an increase of

6.22  percent from the net asset value per Unit of $1,962.38 at  December  31, 1996.  For a more detailed description  of the Partnership's business, see subparagraph (c).

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

  Facets of Business

      1.   Summary                    1.   "Summary  of  the
Prospectus"
                                      (Pages 1-12).

     2.  Commodity Markets         2.  "Futures, Options and
Forwards                                            Markets"
(Pages 48-53).

     3.  Partnership's Commodity   3.  "Investment  Program,
Use of
        Trading  Arrangements and              Proceeds  and
Trading                                             Policies
Policies                      -                      Trading
Policies" (Pages
                                      43-44). "The Trading
                                       Advisors" (Pages  55-
62).

       4.   Management  of  the Part-  4.   "The  Management
       Agree-
                            nership       ments" (Page  65).
       "The
                                          General   Partner"
(Pages
                                         45-47)   and   "The
Commodity
                                        Broker"  (Page  63).
"The                                                 Limited
Partnership
Agreement" (Pages 67-
                                       71).

     5.  Taxation  of  the Partner-  5.   "Material  Federal
Income
        ship's  Limited  Partners        Tax Considerations"
and                                       "State  and  Local
Income    Tax                                       Aspects"
(Pages 76-84).

     (d)   Financial Information About Foreign and  Domestic
Operations and
         Export Sales.

        The Partnership has not engaged in any operations in

foreign  countries;  however, the Partnership  (through  the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades  in futures interests on foreign exchanges.

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

Management Inc., ("DWFCM"), MSDWD (all such parties referred

to   hereafter   as   the  "Dean  Witter   Parties").    The

Partnership,  certain  other limited  partnership  commodity pools  of which Demeter is the general partner, and  certain trading  advisors  to those pools.  On June  16,  1997,  the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants

committed   fraud,   deceit,  negligent   misrepresentation,

various violations of the

California  Corporations  Code,  intentional  and  negligent breach  of  fiduciary duty, fraudulent and  unfair  business practices, unjust enrichment, and conversion in the sale and operation  of  the  various limited  partnerships  commodity pools.  Similar purported class actions were also filed on

September 18  and 20, 1996, in the Supreme Court of the State

of New York, New York  County, and on November 14, 1996 in

the Superior Court of  the  State of Delaware, New Castle County,

against  the Dean  Witter Parties and certain trading advisors on

behalf of   all   purchasers  of  interests  in   various   limited

partnership commodity pools including the Partnership sold by DWR.

A consolidated  and amended complaint in the action pending in the

 Supreme Court of  the  State  of  New York was filed on August  13,

1997, alleging  that  the defendants committed  fraud,  breach  of fiduciary duty, and negligent misrepresentation in the  sale and  operation of the various limited partnership  commodity pools.  On December 16, 1997, upon motion of the plaintiffs,

the  action  pending in the Superior Court of the  State  of

Delaware  was  voluntarily dismissed without prejudice.  The complaints  seek  unspecified amounts  of  compensatory  and punitive  damages  and other relief.  It  is  possible  that additional  similar actions may be filed and  that,  in  the course  of  these actions, other parties could be  added  as defendants.  The Dean Witter Parties believe that  they  and the  Partnership  have strong defenses  to,  and  they  will vigorously contest,
the   actions.   Although  the  ultimate  outcome  of  legal

proceedings cannot be predicted with certainty,  it  is  the opinion  of management of the Dean Witter Parties  that  the resolution  of the actions will not have a material  adverse

effect  on  the  financial  condition  or  the  results   of

operations  of  any  of  the  Dean  Witter  Parties  or  the

Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                          PART II

Item  5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS  AND
RELATED
         SECURITY HOLDER MATTERS

      There is no established public trading market for  the

Units  of  Limited Partnership Interest in the  Partnership.

The  number  of holders of Units at December  31,  1997  was approximately 10,557.  No distributions have  been  made  by the  Partnership  since it commenced trading  operations  on

August  1, 1991. Demeter has sole discretion to decide  what distributions,  if any, shall be made to  investors  in  the

Partnership.   No  determination has yet  been  made  as  to

future distributions.



     Item 6.    SELECTED FINANCIAL DATA (in dollars)





                                              For the Years Ended December 31,

                               1997           1996         1995            1994
1993

     Total Revenues
     (including
     interest)26,495,529    22,046,523   69,299,562     17,420,402   42,931,325

     Net Income
       (Loss)                    9,943,717      5,414,041     39,054,115
(9,802,907)   26,392,212

     Net Income
     (Loss) Per
     Unit (Limited
     & General
      Partners)                  122.14      98.17356.14         (81.46)
467.14

      Total  Assets           169,541,807   167,588,012      179,342,999
171,613,080  202,681,945

     Total Limited
     Partners'
       Capital                163,999,307    161,174,820     173,965,425
166,182,436   197,140,885

     Net Asset Value
     Per Unit of
     Limited Partner-
       ship  Interest             2,084.52       1,962.38       1,864.21
1,508.07      1,589.53






Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND           RESULTS OF OPERATIONS

     Liquidity.  The Partnership's assets are on deposit  in

separate  commodity interest trading accounts with  DWR  and

Carr, the commodity brokers, and are used by the Partnership as  margin to engage in commodity futures, forward contracts and  other  commodity interest trading.  DWR and  Carr  hold

such   assets  at  either  designated  depositories  or   in

securities   approved  by  the  Commodity  Futures   Trading

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

      Credit Risk.   In addition to market risk, in entering

into  futures,  options and forward  contracts  there  is  a credit  risk to the Partnership that the counterparty  on  a contract  will  not be able to meet its obligations  to  the

Partnership.   The ultimate counterparty of the  Partnership

for  futures contracts traded in the United States and  most foreign  exchanges on which the Partnership  trades  is  the clearinghouse associated with such exchange.  In general,  a clearinghouse  is backed by the membership of  the  exchange and  will act in the event of non-performance by one of  its members  or  one of its member's customers,  and,  as  such,

should  significantly reduce this credit risk.  For example,

a  clearinghouse may cover a default by (i) drawing  upon  a defaulting  member's  mandatory  contributions  and/or  non-

defaulting   members'  contributions  to   a   clearinghouse

guarantee fund, established lines or letters of credit  with banks, and/or the clearinghouse's surplus capital and  other available assets of the exchange and clearinghouse, or  (ii)

assessing  its  members.   In cases  where  the  Partnership

trades on a foreign exchange where the clearinghouse is  not funded or guaranteed by the membership or where the exchange is  a  "principals'  market" in  which  performance  is  the responsibility of the exchange member and not the exchange or a clearinghouse, or when the Ppartnership enters into  off-exchange contracts with a counterparty,  the  sole recourse  of the Partnership will be the clearinghouse,  the exchange  member or the off-exchange contract  counterparty,

as the case may be.

      There  can  be  no  assurance  that  a  clearinghouse,

exchange  or other exchange member will meet its obligations to  the  Partnership, and the Partnership is not indemnified against  a default by such parties from Demeter or MSDWD  or

DWR.   Further, the law is unclear as to whether a commodity

broker has any obligation to protect its customers from loss in the event of an exchange, clearinghouse or other exchange

member   default  on  trades  effected  for   the   broker's

customers;  any such obligation on the part  of  the  broker appears even less clear where the default occurs in a non-US jurisdiction.

       Demeter   deals  with  the  credit   risks   of   all

partnership's  for  which it serves as  General  Partner  in several ways.  First, it monitors each partnership's  credit exposure to each exchange on a daily basis, calculating  not only  the  amount  of margin required for it  but  also  the amount  of  its unrealized gains at each exchange,  if  any.

The  Commodity Brokers inform each partnership, as with  all their customers, of its net margin requirements for all  its existing  open positions, but do not break that  net  figure down, exchange by exchange.  Demeter, however, has installed a system which permits it to monitor each partnership's
potential  margin liability, exchange by exchange.   Demeter

is   then  able  to  monitor  the  individual  partnership's

potential net credit exposure to each exchange by adding the unrealized  trading gains on that exchange, if any,  to  the partnership's margin liability thereon.

       Second,  as  discussed  earlier,  each  partnership's

trading policies limit the amount of partnership Net  Assets that can be committed at any given time to futures contracts and  require,  in  addition,  a certain  minimum  amount  of diversification in the partnership's trading,  usually  over several different products.  One of the aims of such trading policies  has  been  to reduce the credit  exposure  of  any partnership  to any single exchange and, historically,  such partnership exposure has typically amounted to only a  small percentage of its total Net Assets.  On those relatively few occasions where a partnership's credit exposure has  climbed above that level, Demeter has dealt with the situations on a case by case basis, carefully weighing whether the increased

level  of  credit  exposure remained  appropriate.   Demeter

expects  to  continue  to deal with  such  situations  in  a similar manner in the future.

     Third, Demeter has secured, with respect to Carr acting

as  the clearing broker for the partnerships, a guarantee by

Credit  Agricole Indosuez, Carr's parent, of the payment  of the  "net  liquidating value" of the transactions  (futures,

options and forward contracts) in each
partnership's  account.   As of December  31,  1997,  Credit

Agricole Indosuez' total capital was over $3.25 billion  and it is currently rated AA2 by Moody's.

       With   respect  to  forward  contract  trading,   the

partnerships  trade  with  only those  counterparties  which

Demeter,   together  with  DWR,  have   determined   to   be

creditworthy.    At   the  date  of  this filing,   the

partnerships  deal only with Carr as their  counterparty  on

forward   contracts.   The  guarantee  by   Carr's   parent,

discussed above, covers these forward contracts.

      See  "Financial Instruments" under Notes to  Financial

Statements  in  the  Partnership's  1997  Annual  Report  to

Partners, incorporated by reference in this Form 10-K.

     Capital Resources.  The Partnership does not have,  nor

does it expect to have, any capital assets.  Redemptions  of additional  Units  of Limited Partnership  Interest  in  the future  will  affect  the  amount  of  funds  available  for investments  in subsequent periods.  As redemptions  are  at the  discretion of Limited Partners, it is not  possible  to estimate  the  amount and therefore, the  impact  of  future redemptions.

     Results  of Operations.  As of December 31,  1997,  the

Partnership's total capital was $166,773,321, an increase of

$2,987,036   from   the  Partnership's  total   capital   of

$163,786,285,  at  December 31, 1996.  For  the  year  ended

December 31, 1997, the Partnership generated net income of

$9,943,717,  total subscriptions aggregated $12,056,614  and total redemptions aggregated $19,013,295.

     For the year ended December 31, 1997, the Partnership's

total  trading  revenues  including  interest  income   were

$26,495,529.  The Partnership's total expenses for the  year were  $16,551,812,  resulting in net income  of  $9,943,717.

The value of an individual unit in the Partnership increased from $1,962.38 at December 31, 1996 to $2,084.52 at December

31, 1997.

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

For  a further description of trading results, refer to  the letter  to  the  Limited Partners in the  accompanying  1997

Annual Report to Partners, incorporated by reference in this

Form 10-K.  The Partnership's gains and losses are allocated among its Limited Partners for income tax purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  information required by this Item appears  in  the

attached  1997 Annual Report to Partners and is incorporated by reference in this Annual Report on Form 10-K.

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

("NFA") in such capacity.  Demeter is wholly-owned by  MSDWD and is an affiliate of DWR.  MSDWD, DWR and Demeter may each be  deemed  to  be  "promoters" and/or  a  "parent"  of  the

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

Stock  Exchange,  the  Chicago Board Options  Exchange,  and

other major securities exchanges.

     DWR is registered with the CFTC as a futures commission

merchant and is a member of the NFA in such capacity.  As of

December  31, 1997, DWR is servicing its clients  through  a

network   of   approximately   401   branch   offices   with

approximately 10,155 account executives servicing individual and institutional client accounts.

Directors and Officers of the General Partner

    The directors and officers of Demeter as of December 31,

1997 are as follows:

      Richard M. DeMartini, age 45, is the Chairman  of  the

Board  and  a  Director of Demeter.  Mr. DeMartini  is  also

Chairman of the Board and a Director of Dean Witter  Futures

&  Currency  Management Inc. ("DWFCM").   Mr.  DeMartini  is

president  and chief operating officer of MSDWD's Individual

Asset  Management Group.  He was named to this  position  in

May of 1997 and is responsible for Dean Witter InterCapital,

Van  Kampen  American Capital, insurance  services,  managed futures,  unit  trust, investment consulting services,  Dean

Witter   Realty,  and  NOVUS  Financial  Corporation.    Mr.

DeMartini  is a member of the MSDWD management committee,  a director of the InterCapital funds, a trustee of the  TCW/DW funds  and a trustee of the Van Kampen American Capital  and

Morgan  Stanley retail funds.  Mr. DeMartini has  been  with

Dean  Witter his entire career, joining the firm in 1975  as

an  account  executive.   He served  as  a  branch  manager,

regional director and national sales
director,   before  being  appointed  president  and   chief

operating  officer of the Dean Witter Consumer Markets.   In

1988  he was named president and chief operating officer  of

Sears'  Consumer  Banking Division and in  January  1989  he

became  president and chief operating officer of Dean Witter

Capital.  Mr. DeMartini has served as chairman of the  board of  the  Nasdaq Stock Market, Inc. and vice chairman of  the board  of  the  National Association of Securities  Dealers,

Inc.   A  native  of  San Francisco, Mr. DeMartini  holds  a

bachelor's   degree  in  marketing  from  San  Diego   State

University.

      Mark J. Hawley, age 54, is President and a Director of

Demeter.   Mr.  Hawley is also President and a  Director  of

DWFCM.   Mr.  Hawley joined DWR in February 1989  as  Senior

Vice President and is currently the Executive Vice President and Director of DWR's Managed Futures Department.  From 1978

to  1989,  Mr. Hawley was a member of the senior  management team  at  Heinold Asset Management, Inc.,  a  CPO,  and  was responsible  for  a  variety of projects in  public  futures

funds.   From 1972 to 1978, Mr. Hawley was a Vice  President

in charge of institutional block trading for the Mid-West at

Kuhn Loeb & Company.

      Lawrence  Volpe, age 50, is a Director of Demeter  and

DWFCM.  Mr. Volpe joined DWR as a Senior Vice President  and

Controller  in  September 1983, and  currently  holds  those

positions.   From  July  1979  to  September  1983,  he  was

associated with E.F. Hutton & Company Inc. and prior to his departure, held the positions of First Vice President and

Assistant  Controller.   From 1970  to  July  1979,  he  was

associated  with  Arthur Anderson & Co.  and  prior  to  his departure served as audit manager in the financial  services division.

      Joseph  G.  Siniscalchi, age  52,  is  a  Director  of

Demeter.  Mr. Siniscalchi joined DWR in July 1984 as a First

Vice President, Director of General Accounting and served as a  Senior Vice President and Controller for DWR's Securities

division  through  1997.   He is  currently  Executive  Vice

President  and Director of the Operations Division  of  DWR.

From  February  1980  to  July  1984,  Mr.  Siniscalchi  was

Director  of  Internal Audit at Lehman Brothers  Kuhn  Loeb,

Inc.

      Edward  C.  Oelsner, III, age 55,  is  a  Director  of

Demeter.   Mr.  Oelsner  is  currently  an  Executive   Vice

President and head of the Product Development Group at  Dean

Witter  InterCapital Inc., an affiliate of DWR. Mr.  Oelsner

joined  DWR  in  1981  as  a  Managing  Director  in   DWR's

Investment  Banking Department specializing in  coverage  of regulated  industries and, subsequently, served as  head  of the  DWR  Retail Products Group.  Prior to joining DWR,  Mr.

Oelsner held positions at The First Boston Corporation as  a member  of  the Research and Investment Banking  Departments from 1967 to 1981.  Mr. Oelsner received his M.B.A. in

Finance  from  the  Columbia University Graduate  School  of

Business  in  1966  and an A.B. in Politics  from  Princeton

University in 1964.

      Robert  E.  Murray, age 37, is a Director of  Demeter.

Mr.  Murray  is  also a Director of DWFCM.   Mr.  Murray  is

currently  a Senior Vice President of DWR's Managed  Futures

Department  and  is  the  Senior Administrative  Officer  of

DWFCM.   Mr. Murray began his career at DWR in 1984  and  is

currently  the  Director  of  Product  Development  for  the

Managed  Futures  Department.  He  is  responsible  for  the

development   and   maintenance  of  the  proprietary   Fund

Management   System  utilized  by  DWFCM  and   Demeter   in

organizing  information and producing reports for monitoring

clients'  accounts.   Mr.  Murray  currently  serves  as   a

Director  of  the  Managed  Funds Association.   Mr.  Murray

graduated from Geneseo State University in May 1983  with  a

B.A. degree in Finance.

      Patti  L. Behnke, age 37, is Vice President and  Chief

Financial  Officer  of Demeter.  Ms. Behnke  joined  DWR  in

April   1991  as  Assistant  Vice  President  of   Financial

Reporting  and  is  currently a  First  Vice  President  and

Director   of   Financial  Reporting  and  Managed   Futures

Accounting in the Individual Asset Management Group.   Prior

to  joining  DWR,  Ms. Behnke held positions  of  increasing responsibility at L.F. Rothschild & Co. and Carteret Savings

Bank.  Ms. Behnke began her career at Arthur Anderson & Co.,

where she was employed in the audit division from 1982-1986. She is a member of the AICPA and the New

York State Society of Certified Public Accountants.

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

Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS

AND   MANAGEMENT      (a)   Security  Ownership  of  Certain

Beneficial Owners - As of December 31, 1997, there  were  no persons known to be beneficial owners of more than 5 percent

of   the  Units  of  Limited  Partnership  Interest  in  the

Partnership.

     (b)  Security Ownership of Management - At December 31,

1997,  Demeter owned 1,330.767 Units of General  Partnership

Interest  representing  a  1.66  percent  interest  in   the

Partnership.

    (c)  Changes in Control - None



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Refer to Note 2 - "Related Party Transactions" of "Notes

to  Financial Statements", in the accompanying  1997  Annual

Report  to Partners, incorporated by reference in this  Form

10-K.  In its capacity
as  the  Partnership's retail commodity broker, DWR received commodity  brokerage commissions (paid and  accrued  by  the

Partnership)  of $9,777,851 for the year ended December  31,

1997.

                           PART IV

Item  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,   AND

REPORTS ON FORM 8-K

(a) 1. Listing of Financial Statements

     The  following  financial  statements  and  reports  of

independent  public  accountants,  all  appearing   in   the

accompanying   1997   Annual   Report   to   Partners,   are

incorporated by reference in this Form 10-K:

         - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1997, 1996 and 1995.

         -     Statements  of  Financial  Condition  as   of
         December 31, 1997 and 1996.

         -    Statements of Operations, Changes in Partners'
         Capital,  and  Cash  Flows  for  the  years   ended
         December 31, 1997, 1996 and 1995.

         -   Notes to Financial Statements.

    With the exception of the aforementioned information and

the  information incorporated in Items 7, 8 and 13, the 1997

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

                                              DEAN  WITTER SELECT
                         FUTURES FUND L.P.

(Registrant)

                                                 BY:      Demeter
                         Management Corporation,
                                                          General
                              Partner

March 23, 1998           BY: /s/ Mark J. Hawley
                                 Mark J. Hawley, Director and
                                President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/  Mark J. Hawley                                March 23,
1998
        Mark J. Hawley, Director and
          President

     /s/  Richard M. DeMartini                          March 23,
1998
        Richard M. DeMartini, Director
          and Chairman of the Board

     /s/  Lawrence Volpe                                March 23,
1998
        Lawrence Volpe, Director


     /s/  Joseph G. Siniscalchi                         March 23,
1998
        Joseph G. Siniscalchi, Director


     /s/  Edward C. Oelsner III                         March 23,
1998
        Edward C. Oelsner III, Director


     /s/  Robert E. Murray,                             March 23,
1998
        Robert E. Murray, Director


     /s/  Patti L. Behnke                               March 23,
1998
        Patti L. Behnke, Chief Financial
          Officer and Principal Accounting
          Officer
                        EXHIBIT INDEX

                                                             ITEM
METHOD OF FILING
 -3.                                                  Amended and
Restated Limited
     Partnership Agreement of the
     Partnership, dated as of
     August 13, 1996.                                 (1)
-10.                                                    Form   of
Management Agreement among
     the Partnership, Demeter and EMC Capital         (2)
     Management, Inc., Rabar Market
     Research and Sunrise Commodities
     dated as of May 17, 1991 ("the
     Management Agreements").
-10.                                                    Form   of
Amendement No. 1 to each of
     the Management Agreements dated
     July 22, 1991.                                   (3)

-10.                                                    Form   of
Amendment No. 2 to each of
     the Management Agreements dated
     October 1, 1993.                                 (4)

-10.                                                    Form   of
Amendment No. 3 to each of
     the Management Agreements dated                  (5)
     November 29, 1996.

-10.                                                    Form   of
Amended and Restated Customer
     Agreement between the Partnership and
                                                      Dean Witter
Reynolds Inc., dated as of                            (6)
     September 1, 1996.

-13.                                                     December
31, 1997 Annual Report to Limited Partners.           (7)

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

(3)
Incorporated   by   reference  to   Exhibit   10.02(a)   of   the
Partnership's
     Registration Statement on Form S-1 (File No. 33-42380).

(4) Incorporated by reference to Exhibit 10.02(b) of the Partnership's
     Registration Statement on Form S-1 (File No. 33-42380).

(5) Incorporated by reference to Exhibit 10.02(c) of the Partnership's
     Registration Statement on Form S-1 (File No. 333-1918).

(6) Incorporated by reference to Exhibit 10.01(c) of the Partnership's
     Registration Statement on Form S-1 (File No. 333-1918).

(7)       Filed herewith.

Select
Futures
Fund




December 31, 1997
Annual Report





                                             [LOGO OF DEAN WITTER APPEARS HERE]

DEAN WITTER
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

DEAN WITTER SELECT FUTURES FUND L.P.
ANNUAL REPORT
1997

Dear Limited Partner:

This marks the seventh annual report for the Dean Witter Select Futures Fund L.P. (the "Fund"). The Fund began 1997 trading at a Net Asset Value per Unit of $1,962.38 and increased to a Net Asset Value per Unit of $2,084.52 at December 31, 1997, a net gain of 6.2% for the year. Since its inception in 1991, the Fund has increased by 108.5% (a compound annualized return of 12.1%).

In January, gains were recorded as a result of a strengthening in the value of the U.S. dollar versus the Japanese yen and most major world currencies. Gains were also recorded from short gold futures positions as prices declined to their lowest levels in over three years. During February, gains were recorded as the value of the U.S. dollar continued to strengthen relative to most major world currencies. Additional gains were recorded from long coffee futures positions as prices moved higher during the month. Small losses were recorded during March from trend reversals in the currency markets, as the value of most European currencies reversed higher relative to the U.S. dollar, and in energies, from short positions in gas and oil futures.

In April, losses were recorded in the financial futures markets as domestic bond prices rallied higher late in the month after showing signs of trending lower previously. Inconsistent price movement in global stock index futures resulted in smaller losses within this market complex. During May, losses were experienced from short Canadian dollar positions as its value finished the month higher relative to most major currencies. Continued short-term volatility in oil and gas prices resulted in additional losses for the Fund. The Fund recorded relatively flat performance during June as losses experienced from long coffee futures positions, as coffee prices reversed dramatically lower, offset gains from short positions in soybean and corn futures, as well as from long positions in global stock index futures.

During July, profits were recorded from long positions in global interest rate and stock index futures as prices in these markets trended higher. Additional gains were recorded from short European currency positions as the U.S. dollar again strengthened relative to the German mark. In August, a sharp trend reversal in global interest rate and stock index futures resulted in a give-back of a portion of July's profits. Additional losses were recorded in the currency markets as the value of most European currencies increased relative to the U.S. dollar after moving lower previously. A strong upward move in global bond futures prices during September resulted in gains for the Fund's long positions. Smaller gains were recorded from long silver and short copper futures positions.

The Fund recorded losses during October due to sharp trend reversals in global bond futures early in the month and short-term price volatility in U.S. bond and stock index futures in the month's final week. Additional losses were experienced from trendless price movement in the energy and metals complexes. In November, the Fund experienced gains in currencies from short positions in the Canadian dollar as its value weakened relative to the U.S. dollar. Additional gains were recorded from trading precious and base metal futures. A majority of the Fund's gains were offset by losses in the financial futures markets from long positions in Japanese government bond futures as prices moved lower. During December, the Fund recorded gains from short positions in crude and heating oil futures as prices moved lower. Additional gains were recorded in metals from trading copper and silver futures. Smaller gains were recorded from short positions in the Japanese yen and Australian dollar when these currencies declined as the economic crisis in the Pacific Rim escalated.

The Fund recorded net profits during 1997 primarily as a result of a strengthening in the value of the U.S. dollar versus the Japanese yen and most major world currencies throughout the year. Additional gains were recorded from long global interest rate futures positions as U.S., Australian and European interest rate futures trended higher in July. A portion of these gains was offset by losses experienced from sharp trend reversals and short-term volatile price movement in global bond futures during April and August. Overall, the Fund's ability to capture profits in the currency and financial futures complexes more than offset smaller losses incurred from trendless price movement in most traditional commodities.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Dean Witter Account Executive.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

    /s/ Mark J. Hawley


    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

DEAN WITTER SELECT FUTURES FUND L.P.
INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Select Futures Fund L.P. (the "Partnership") as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Select Futures Fund L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

February 17, 1998
March 11, 1998 as to Note 6
New York, New York

DEAN WITTER SELECT FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                    -----------------------
                                                       1997        1996
                                                    ----------- -----------
                                                         $           $
                                  ASSETS
Equity in Commodity futures trading
 accounts:
 Cash                                               158,178,925 154,784,007
 Net unrealized gain on open contracts                9,627,161   6,477,994
 Net option premiums                                        --       18,205
                                                    ----------- -----------
 Total Trading Equity                               167,806,086 161,280,206
Due from DWR                                          1,097,517     409,326
Interest receivable (DWR)                               638,204     533,060
Subscriptions receivable                                    --    5,365,420
                                                    ----------- -----------
 Total Assets                                       169,541,807 167,588,012
                                                    =========== ===========
                     LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
 Redemptions payable                                  2,272,314   2,370,157
 Accrued management fees                                423,673     403,858
 Accrued administrative expenses                         72,499     123,343
 Accrued brokerage commissions (DWR)                        --      491,315
 Incentive fees payable                                     --      348,459
 Accrued transaction fees and costs                         --       64,595
                                                    ----------- -----------
 Total Liabilities                                    2,768,486   3,801,727
                                                    ----------- -----------
PARTNERS' CAPITAL
 Limited Partners (78,674.749 and 82,132.510 Units,
   respectively)                                    163,999,307 161,174,820
 General Partner (1,330.767 Units)                    2,774,014   2,611,465
                                                    ----------- -----------
 Total Partners' Capital                            166,773,321 163,786,285
                                                    ----------- -----------
 Total Liabilities and Partners' Capital            169,541,807 167,588,012
                                                    =========== ===========
NET ASSET VALUE PER UNIT                               2,084.52    1,962.38
                                                    =========== ===========


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER SELECT FUTURES FUND L.P.
STATEMENTS OF OPERATIONS

                                                   FOR THE YEARS
                                                       ENDED
                                                   DECEMBER 31,
                                          ----------------------------------
                                             1997       1996         1995
                                          ---------- -----------  ----------
                                              $           $           $
REVENUES
Trading Profit (Loss):
 Realized                                 15,940,851  26,876,393  65,987,157
 Net change in unrealized                  3,149,167 (10,950,217) (4,657,344)
                                          ---------- -----------  ----------
  Total Trading Results                   19,090,018  15,926,176  61,329,813
Interest income (DWR)                      7,405,511   6,120,347   7,969,749
                                          ---------- -----------  ----------
  Total Revenues                          26,495,529  22,046,523  69,299,562
                                          ---------- -----------  ----------
EXPENSES
Brokerage commissions (DWR)                9,777,851  10,641,478  14,173,695
Management fees                            5,239,533   4,583,197   5,626,908
Transaction fees and costs                 1,370,439   1,104,011   1,589,795
Administrative expenses                      114,000     128,000     148,000
Incentive fees                                49,989     175,796   8,707,049
                                          ---------- -----------  ----------
  Total Expenses                          16,551,812  16,632,482  30,245,447
                                          ---------- -----------  ----------
NET INCOME                                 9,943,717   5,414,041  39,054,115
                                          ========== ===========  ==========
NET INCOME ALLOCATION:
Limited Partners                           9,781,168   5,283,411  38,580,172
General Partner                              162,549     130,630     473,943
NET INCOME PER UNIT:
Limited Partners                              122.14       98.17      356.14
General Partner                               122.14       98.17      356.14

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                              UNITS OF
                             PARTNERSHIP    LIMITED     GENERAL
                              INTEREST     PARTNERS     PARTNER     TOTAL
                             -----------  -----------  --------- -----------
                                               $           $          $
Partners' Capital,
December 31, 1994            111,526.087  166,182,436  2,006,892 168,189,328
Net Income                           --    38,580,172    473,943  39,054,115
Redemptions                  (16,876.953) (30,797,183)       --  (30,797,183)
                             -----------  -----------  --------- -----------
Partners' Capital, December
31, 1995                      94,649.134  173,965,425  2,480,835 176,446,260
Offering of Units              5,140.575   10,251,712        --   10,251,712
Net Income                           --     5,283,411    130,630   5,414,041
Redemptions                  (16,326.432) (28,325,728)       --  (28,325,728)
                             -----------  -----------  --------- -----------
Partners' Capital,
December 31, 1996             83,463.277  161,174,820  2,611,465 163,786,285
Offering of Units              5,737.467   12,056,614        --   12,056,614
Net Income                           --     9,781,168    162,549   9,943,717
Redemptions                   (9,195.228) (19,013,295)       --  (19,013,295)
                             -----------  -----------  --------- -----------
Partners' Capital,
December 31, 1997             80,005.516  163,999,307  2,774,014 166,773,321
                             ===========  ===========  ========= ===========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER SELECT FUTURES FUND L.P.
STATEMENTS OF CASH FLOWS

                                                   FOR THE YEARS
                                                       ENDED
                                                   DECEMBER 31,
                                        -------------------------------------
                                           1997         1996         1995
                                        -----------  -----------  -----------
                                             $            $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income                                9,943,717    5,414,041   39,054,115
Noncash item included in net income:
 Net change in unrealized                (3,149,167)  10,950,217    4,657,344
(Increase) decrease in operating
  assets:
 Net option premiums                         18,205       (1,185)     368,130
 Due from DWR                              (688,191)    (236,577)   1,181,051
 Interest receivable (DWR)                 (105,144)      59,297       69,088
Increase (decrease) in operating
  liabilities:
 Accrued management fees                     19,815      (42,247)      18,914
 Accrued administrative expenses            (50,844)     (40,924)      61,142
 Accrued brokerage commissions (DWR)       (491,315)    (173,003)      23,278
 Incentive fees payable                    (348,459)     348,459          --
 Accrued transaction fees and costs         (64,595)      (6,097)      29,778
                                        -----------  -----------  -----------
Net cash provided by operating
  activities                              5,084,022   16,271,981   45,462,840
                                        -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
(Increase) decrease in subscriptions
  receivable                              5,365,420   (5,365,420)         --
Offering of units                        12,056,614   10,251,712          --
Increase (decrease) in redemptions
  payable                                   (97,843)     818,800     (660,125)
Redemptions of units                    (19,013,295) (28,325,728) (30,797,183)
                                        -----------  -----------  -----------
Net cash used for financing activities   (1,689,104) (22,620,636) (31,457,308)
                                        -----------  -----------  -----------
Net increase (decrease)
  in cash                                 3,394,918   (6,348,655)  14,005,532
Balance at beginning of
  period                                154,784,007  161,132,662  147,127,130
                                        -----------  -----------  -----------
Balance at end of period                158,178,925  154,784,007  161,132,662
                                        ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER SELECT FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Dean Witter Select Futures Fund L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The general partner for the Partnership is Demeter Management Corporation ("Demeter"). Demeter is a wholly-owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. ("DWD"). At that time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co.

Demeter has retained EMC Capital Management, Inc. ("EMC"), Rabar Market Research, Inc. ("Rabar") and Sunrise Capital Management, Inc. ("Sunrise") as the trading advisors of the Partnership.

Through July 31, 1997, the sole commodity broker for the Partnership's transactions was Dean Witter Reynolds Inc. ("DWR"), also a subsidiary of MSDWD. On July 31, 1997, DWR closed the sale of its institutional futures business and foreign currency trading operations to Carr Futures Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez. Following the sale, Carr became the clearing commodity broker for the Partnership's futures and futures options trades and the counterparty on the Partnership's foreign currency trades. DWR will continue to serve as the non-clearing commodity broker for the Partnership with Carr providing all clearing services for Partnership transactions.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interests.

OFFERING OF UNITS--During the period from October 17, 1996 through February 28, 1997 additional Units were offered to the public at a price equal to 100% of the Net Asset Value as of the close of business on the last day of each month prior to the March 1, 1997 closing date of the offering.

BASIS OF ACCOUNTING--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements.

DEAN WITTER SELECT FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


REVENUE RECOGNITION--Commodity futures contracts, commodity options and forward contracts on foreign currencies are open commitments until settlement date. They are valued at market and the resulting unrealized gains and losses are reflected in income. Monthly, DWR pays the Partnership interest income based upon 80% of the average daily Net Assets for the month at a rate equal to a prevailing rate on U.S. Treasury Bills issued during such month. For purposes of such interest payments, Net Assets do not include monies due the Partnership on forward contracts and other commodity interests, but not actually received.

NET INCOME (LOSS) PER UNIT--Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS--The Partnership's asset "Equity in Commodity futures trading accounts" consists of cash on deposit at DWR and Carr to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts and the net option premiums paid and/or received. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount in each period due to master netting agreements.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS--The Partnership accrues brokerage commissions on a half-turn basis at 80% of DWR's published non-member rates. Transaction fees and costs are accrued on a half-turn basis. Prior to September 1, 1996, brokerage commissions were capped at 3/4 of 1% per month of the Net Assets allocated to each trading advisor as defined in the Limited Partnership Agreement (a 9% annual rate). Transaction fees and costs, exclusive of "give-up" fees, were capped at 1/12 of 1% per month of the Net Assets allocated to each trading advisor (a 1% annual rate).

Effective September 1, 1996, brokerage commissions and transaction fees chargeable to the Partnership have been capped at 13/20 of 1% per month of the Partnership's month-end Net Assets (as defined in the Limited Partnership Agreement) allocated to each such Trading Advisor (a 7.8% annual rate).

OPERATING EXPENSES--The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's average month-end Net Assets. These include filing fees, clerical, administrative, auditing, accounting, legal, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a

DEAN WITTER SELECT FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

REDEMPTIONS--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of the last day of any month that is at least six months after the closing at which an investor becomes a limited partner, upon five business days advance notice by redemption form to Demeter. Thereafter, Units may be redeemed as of the end, of any month upon five business days advance notice by redemption form to Demeter. However, any Units redeemed at or prior to the end of the twelfth, eighteenth, or twenty- fourth full months following the closing at which such person first became a limited partner, may be assessed a redemption charge equal to 3%, 2% or 1%, respectively, of the Net Asset Value per Unit on the date of such redemption. Limited Partners who obtained their units via an exchange from another DWR sponsored commodity pool are not subject to the six month holding period or the redemption charges.

DISTRIBUTIONS--Distributions, other than on redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

INCOME TAXES--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISSOLUTION OF THE PARTNERSHIP--The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

2. RELATED PARTY TRANSACTIONS

The Partnership's cash is on deposit with DWR and Carr in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1. Under its Customer Agreement with DWR, the Partnership pays DWR brokerage commissions as described in Note 1.

3. TRADING ADVISORS

Compensation to EMC, Rabar and Sunrise consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE--The Partnership pays a monthly management fee equal to 1/4 of 1% per month of the Net Assets (a 3% annual rate) allocated to each Trading Advisor, as of the last day of each month.

DEAN WITTER SELECT FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


INCENTIVE FEE--The Partnership pays a quarterly incentive fee to each trading advisor equal to 17.5% of the Trading Profits, experienced with respect to each Trading Advisor's allocated Net Assets as of the end of each calendar quarter. If a Trading Advisor has experienced "Trading Losses" with respect to its allocated Net Assets at the time of a supplemental closing, the trading advisor must earn back such losses plus a pro rata amount related to the funds allocated to the trading advisor at a supplemental closing before the trading advisor is eligible for an incentive fee. Such incentive fee is accrued in each month in which "Trading Profits" occurs. In those months in which "Trading Profits" are negative, previous accruals, if any, during the incentive period will be reduced. In those instances in which a Limited Partner redeems an investment, the incentive fee (if earned through a redemption date) is to be paid to such advisor on those redemptions in the month of such redemptions.

4. FINANCIAL INSTRUMENTS

The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, petroleum, and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At December 31, 1997 and 1996, open contracts were:

                         CONTRACT OR NOTIONAL AMOUNT
                         ---------------------------
                             1997          1996
                         ------------- -------------
                               $             $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase   428,493,000   295,593,000
 Commitments to Sell       173,316,000   224,416,000
Commodity Futures:
 Commitments to Purchase    23,131,000    28,171,000
 Commitments to Sell       135,389,000   106,936,000
 Options Written                   --      1,299,000
Foreign Futures:
 Commitments to Purchase   997,389,000   395,250,000
 Commitments to Sell       315,676,000    73,489,000
OFF-EXCHANGE-TRADED FORWARD
  CURRENCY CONTRACTS
 Commitments to Purchase    96,671,000       212,000
 Commitments to Sell       127,065,000           --

A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting

DEAN WITTER SELECT FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled $9,627,161 and $6,477,994 at December 31, 1997 and 1996,
respectively.

Of the $9,627,161 net unrealized gain on open contracts at December 31, 1997, $10,514,844 related to exchange-traded futures contracts and $(887,683) related to off-exchange-traded forward currency contracts.

Of the $6,477,994 net unrealized gain on open contracts at December 31, 1996, $6,477,946 related to exchange-traded futures contracts and $48 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1997 and 1996 mature through December 1998 and December 1997, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1997 and 1996 mature through March 1998 and January 1997, respectively.

The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because either DWR or Carr acts as the futures commission merchant or the counterparty, with respect to most of the Partnership's assets. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR and Carr, as the futures commission merchants for the Partnership's exchange-traded futures and options contracts, are required pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and options contracts including an amount equal to the net unrealized gain on all open futures and option contracts, which funds totaled, $168,693,769 and $161,261,953, at December 31, 1997 and 1996, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there

DEAN WITTER SELECT FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. Carr's parent, Credit Agricole Indosuez, has guaranteed Carr's obligations to the Partnership.

For the year ended December 31, 1997 and 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                        1997
                               -----------------------
                                 ASSETS    LIABILITIES
                               ----------- -----------
                                    $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures             363,272,000 243,761,000
 Options on Financial Futures    3,781,000         --
 Commodity Futures              95,455,000  76,233,000
 Options on Commodity Futures    2,484,000   1,789,000
 Foreign Futures               360,391,000 382,135,000
OFF-EXCHANGE-TRADED FORWARD
  CURRENCY CONTRACTS            41,814,000  40,388,000
                                        1996
                               -----------------------
                                 ASSETS    LIABILITIES
                               ----------- -----------
                                    $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures             352,972,000 262,469,000
 Commodity Futures              90,720,000  60,672,000
 Options on Commodity Futures    2,341,000     308,000
 Foreign Futures               458,659,000 117,896,000
OFF-EXCHANGE-TRADED FORWARD
  CURRENCY CONTRACTS             9,226,000  20,258,000

5. LEGAL MATTERS:

On September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDWD (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnership, certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnerships commodity pools. Similar purported class actions were also filed on

DEAN WITTER SELECT FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools including the Partnership sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. On December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnership have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnership.

6. SUBSEQUENT EVENT

On March 11, 1998, Select Fund filed a registration statement (the "Offering") with the Securities and Exchange Commission to register 1,500,000 Units for sale and to include the Partnership as part of an open-ended series of funds, the Spectrum Series, for which Demeter also serves as general partner. The Partnership will change its name to Dean Witter Spectrum Select L.P. Effective with the first monthly closing of the Offering, each outstanding Unit of the Partnership will be converted into 100 Units. In addition, at this time the incentive fee payable to each Trading Advisor will be reduced to 15% of "Trading Profits," as defined in the Prospectus, and will be payable on a monthly basis. Brokerage fees will be charged to the Partnership at a monthly rate of 1/12 of 7.25% of Net Assets as of the first day of each month. Such fees will cover all brokerage commissions, transaction fees and costs and ordinary administrative and continuing offering expenses.

DEAN WITTER REYNOLDS INC.
Two World Trade Center
62nd Floor
New York, NY 10048
                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148