Form 10-Q
period 1998-03-31
DEAN WITTER SPECTRUM SELECT LP
filed 1998-05-15
CIK 873799

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-42360

                      DEAN WITTER SELECT FUTURES FUND L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3619290
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl. New York, NY         10048
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

                        March 31, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 1998 (Unaudited) and December 31, 1997........ 2

     Statements of Operations for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)..................... 3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 1998 and 1997 (Unaudited).....  4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)....................  5

         Notes to Financial Statements (Unaudited)............ 6-
     10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.... 11-14


Part II. OTHER INFORMATION

Item 1. Legal Proceedings...............................  15-16

Item 5. Other Information................................ 16-17

Item 6. Exhibits and Reports on Form 8-K..................   18










                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

              DEAN WITTER SELECT FUTURES FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                        March 31,  December 31,
                                         1998          1997
                                           $            $
                                     (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                              163,054,824  158,178,925
 Net unrealized gain on open contracts    5,177,126     9,627,161

 Total Trading Equity              168,231,950  167,806,086

 Due from DWR                        1,478,409    1,097,517
 Interest receivable (DWR)            572,101      638,204

 Total Assets                      170,282,460 169,541,807

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 1,920,415   2,272,314
 Accrued management fees              425,427      423,673
 Accrued administrative expenses         111,499       72,499

 Total Liabilities                   2,457,341    2,768,486


Partners' Capital

 Limited Partners (76,620.501 and
  78,674.749 Units, respectively) 164,960,045  163,999,307
 General Partner (1,330.767 Units)     2,865,074       2,774,014

 Total Partners' Capital           167,825,119   166,773,321

  Total  Liabilities and Partners' Capital   170,282,460    169,5
41,807


NET ASSET VALUE PER UNIT              2,152.95        2,084.52

        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SELECT FUTURES FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                For the Quarters Ended March 31,


1998                             1997

$                                                         $
REVENUES
 Trading profit (loss):
    Realized                    12,226,184     13,905,911
    Net change in unrealized     (4,450,035)    3,791,136

      Total Trading Results      7,776,149    17,697,047

 Interest Income (DWR)           1,744,247      1,785,647

      Total Revenues             9,520,396     19,482,694


EXPENSES

 Brokerage commissions (DWR)     2,361,769      2,555,607
 Management fees                 1,274,269      1,350,215
 Transaction fees and costs        406,072        294,953
    Administrative expenses         39,000          27,000
 Incentive fees                         -             51,799

    Total Expenses                 4,081,110    4,279,574

NET INCOME                         5,439,286   15,203,120

NET INCOME ALLOCATION

 Limited Partners                  5,348,226  14,962,663
        General        Partner                             91,060
240,457

NET INCOME PER UNIT

                         Limited                         Partners
68.43                                        180.69
                          General                         Partner
68.43                                    180.69




         The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SELECT FUTURES FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
 December 31, 1996   83,463.277            $161,174,820          $2,611,465
$163,786,285

Subscriptions         5,737.467            12,056,614            -
12,056,614

Net Income                -                14,962,663            240,457
15,203,120

Redemptions           (2,408.973)            (5,045,482)                  -
(5,045,482)

Partners' Capital,
 March 31, 1997       86,791.771           $183,148,615          $2,851,922
$186,000,537





Partners' Capital,
   December 31, 1997 80,005.516            $163,999,307          $2,774,014
$166,773,321

Net Income              -                  5,348,226             91,060
5,439,286

Redemptions           (2,054.248)             (4,387,488)                   -
(4,387,488)

Partners' Capital,
   March 31, 1998    77,951.268            $164,960,045          $2,865,074
$167,825,119










         The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER SELECT FUTURES FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income                           5,439,286               1
5,203,120
Noncash item included in net income:
      Net  change  in  unrealized         4,450,035             (
3,791,136)

(Increase) decrease in operating assets:
      Due  from  DWR                     (380,892)              (
359,721)
      Interest  receivable  (DWR)         66,103                (
122,805)
    Net option premiums               -                  (54,357)

Increase (decrease) in operating liabilities:
    Accrued management fees           1,754              65,619
    Accrued administrative expenses  39,000              2,460
          Incentive      fees       payable                     -
(296,660)
    Accrued brokerage commissions (DWR)-                 205,445
          Accrued      transaction      fees      and       costs
-                                     (2,261)

Net  cash  provided  by  operating  activities   9,615,286      1
0,849,704


CASH FLOWS FROM FINANCING ACTIVITIES

   Redemptions  of  units              (4,387,488)              (
5,045,482)
   Decrease  in  redemptions  payable     (351,899)             (
1,101,315)
   Offering  of  units                    -                     1
2,056,614
        Decrease        in        subscriptions        receivable
-                                 5,365,420

  Net  cash  provided  by  (used for)  financing  activities   (4
,739,387)                                    11,275,237


   Net  increase  in  cash              4,875,899               2
2,124,941

  Balance  at  beginning  of  period   158,178,925              1
54,784,007

  Balance  at  end  of  period        163,054,824               1
76,908,948

        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SELECT FUTURES FUND L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and  financial condition of  Dean  Witter  Select

Futures  Fund L.P. (the "Partnership").  The financial statements and condensed notes herein should be read in conjunction with the

Partnership's December 31, 1997 Annual Report on Form 10-K.


1. Organization

Dean  Witter  Select  Futures Fund L.P. is a limited  partnership organized  to  engage  in the speculative  trading  of  commodity

futures   contracts,  commodity  options  contracts  and  forward

contracts  on  foreign currencies.  The general partner  for  the

Partnership  is Demeter Management Corporation ("Demeter").   The

non-clearing  commodity  broker  is  Dean  Witter  Reynolds  Inc.

("DWR"),   with  an  unaffiliated  broker,  Carr  Futures,   Inc.

("Carr"), providing clearing and execution services. Both Demeter and  DWR  are  wholly-owned subsidiaries of Morgan  Stanley  Dean

Witter   &  Co.  ("MSDW").   Demeter  has  retained  EMC  Capital

Management, Inc., Rabar Market Research, Inc. and Sunrise Capital

Management, Inc. as the trading advisors of the Partnership.



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest  on  these funds  based  on  prevailing  U.S.

Treasury

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Bill  rates.  Brokerage expenses incurred by the Partnership  are paid to DWR.



3.  Financial Instruments

The Partnership trades futures, options and forward contracts  in

interest   rates,  stock  indices,  commodities  and  currencies.

Futures and forwards represent contracts for delayed delivery  of an  instrument at a specified date and price.  Risk  arises  from changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At March 31, 1998 and December 31, 1997,  open contracts were:

                                Contract or Notional Amount
                            March 31, 1998   December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     133,174,000       428,493,000
   Commitments to Sell         422,953,000        173,316,000
 Commodity Futures:
   Commitments to Purchase      44,428,000         23,131,000
   Commitments to Sell          70,636,000        135,389,000
 Foreign Futures:
   Commitments to Purchase     539,766,000        997,389,000
   Commitments to Sell         514,421,000        315,676,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      39,373,000         96,671,000
   Commitments to Sell          91,866,000        127,065,000

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


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $5,177,126 and

$9,627,161 at March 31, 1998 and December 31, 1997, respectively.



Of  the $5,177,126 net unrealized gain on open contracts at March

31, 1998, $3,663,063 related to exchange-traded futures contracts and  $1,514,063  related to off-exchange-traded forward  currency contracts.



Of  the  $9,627,161  net unrealized gain  on  open  contracts  at

December 31, 1997, $10,514,844 related to exchange-traded futures contracts  and $(887,683) related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1998 and December 31, 1997 mature through March  1999 and  December  1998,  respectively.  Off-exchange-traded  forward currency

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




contracts  held  at March 31, 1998 and December 31,  1997  mature through June 1998 and March 1998, respectively.



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

Commission ("CFTC") to segregate from their own assets,  and  for the sole benefit of their commodity customers, all funds held  by

them   with  respect  to  exchange-traded  futures  and   options

contracts,  including an amount equal to the net unrealized  gain on  all open futures contracts and option contracts, which  funds totaled  $166,717,887  and $168,693,769 at  March  31,  1998  and

December   31,   1997,   respectively.  With   respect   to   the

Partnership's

              DEAN WITTER SELECT FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




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



For  the quarter ended March 31, 1998 and the year ended December

31,  1997,  the average fair value of financial instruments  held for trading purposes was as follows:

                                            March 31, 1998
                                                           Assets
Liabilities
                                         $                   $

Exchange-Traded Contracts:
   Financial  Futures                  326,686,000        240,435
,000
        Commodity       Futures                        26,940,000
95,345,000
        Foreign       Futures                         836,731,000
326,503,000
 Off-Exchange-Traded Forward
       Currency       Contracts                       122,127,000
149,039,000
                                           December 31,1997
                                                           Assets
Liabilities
                                         $                   $

Exchange-Traded Contracts:
  Financial Futures                  363,272,000      243,761,000
  Options on Financial Futures         3,781,000                -
  Commodity Futures                   95,455,000       76,233,000
  Options on Commodity Futures         2,484,000        1,789,000
  Foreign Futures                    360,391,000      382,135,000
Off-Exchange-Traded Forward
 Currency Contracts                   41,814,000       40,388,000

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit in  separate commodity  interest  trading accounts  with  DWR  and  Carr,  the commodity  brokers, and are used by the Partnership as margin  to

engage   in  commodity  futures,  forward  contracts  and   other

commodity  interest trading.  DWR and Carr hold  such  assets  in either  designated depositories or in securities approved by  the

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

Units  of  Limited Partnership Interest ("Units") in  the  future will  affect  the  amount of funds available for  investments  in

subsequent  periods.   As redemptions are at  the  discretion  of

Limited  Partners, it is not possible to estimate the amount  and therefore, the impact of future redemptions.



Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total trading  revenues  including  interest  income  were  $9,520,396.

During  the first quarter, the Partnership posted a gain  in  Net

Asset  Value per Unit.  The most significant gains were  recorded in the financial futures markets due primarily to an upward trend in  U.S.  and  European stock index futures during  February  and

March.   Smaller profits were recorded in European interest  rate

futures  from  long positions in German, French and Italian  bond futures  as  prices in these markets moved higher during  January and February. In energies, gains were recorded during January and

February from short positions in crude and heating oil futures as oil prices
declined.   In soft commodities, gains recorded from short  sugar

futures   positions,  as  prices  declined  during  January   and

February,  more  than offset losses recorded  from  short  cotton futures  positions throughout the quarter.  In  the  agricultural markets, gains were recorded from short positions in soybean meal

futures  as  prices  moved lower during February  and  March.   A

portion  of the Partnership's overall gains for the first quarter was  offset by losses recorded in the metals markets from trading silver  and  gold futures as precious metals prices  moved  in  a choppy  pattern  throughout a majority of  the  quarter.  Smaller losses  were  recorded in the currency markets from  transactions involving the British pound, Australian dollar and Japanese  yen.

Total  expenses for the period were $4,081,110, resulting in  net income  of  $5,439,286.  The value of an individual Unit  in  the

Partnership  increased from $2,084.52 at  December  31,  1997  to

$2,152.95 at March 31, 1998.



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

Futures  &  Currency Management Inc., ("DWFCM"), MSDW, (all  such parties referred to hereafter as the "Dean Witter Parties"),  the

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

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the various  limited  partnership commodity pools. Similar  purported class  actions were also filed on September 18 and 20,  1996,  in the  Supreme Court of the State of New York, New York County, and

on  November  14,  1996 in the Superior Court  of  the  State  of

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

Dean Witter Parties or the Partnership.



Item 5.  OTHER INFORMATION

On March 12, 1998, the Partnership filed a registration statement with the Securities and Exchange Commission (Registration No. 333-

47829)  to  register  1,500,000 additional Units  for  sale  (the

"Offering")  and  to  include  the Partnership  as  part  of  the

"Spectrum  Series"  of open-ended funds, for which  Demeter  also serves  as  general partner. On April 20, 1998,  the  Partnership changed  its  name from Dean Witter Select Futures Fund  L.P.  to

Dean  Witter  Spectrum Select L.P. and will subsequently  convert

each  outstanding  Unit of the Partnership into  100  Units.   In

addition,
effective  as of the first monthly closing of the Offering,  both the incentive fee and the brokerage fees charged to the fund will

be  revised.   The incentive fee payable to each trading  advisor

will  be revised to 15% of "Trading Profits", as defined  in  the

Prospectus,  and  will be payable on a monthly basis.   Brokerage

fees of the Partnership will be charged at a flat monthly rate of

1/12  of  7.25% of Net Assets as of the first day of each  month,

and  such  fees will cover all brokerage commissions, transaction

fees   and  costs  and  ordinary  administrative  and  continuing offering expenses.

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




                                Dean  Witter Select Futures  Fund
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May   11,   1998                    By:   /s/  Patti  L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.