Form 10-Q
period 1998-06-30
DEAN WITTER SPECTRUM SELECT LP
filed 1998-08-14
CIK 873799

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-19511

                          DEAN WITTER SPECTRUM SELECT L.P.
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

Dean Witter Select Futures Fund L.P.
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No


                DEAN WITTER SPECTRUM SELECT L.P.
             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 1998 (Unaudited) and December 31, 1997......2

     Statements of Operations for the Quarters Ended
     June 30, 1998 and 1997 (Unaudited)...................3

     Statements of Operations for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)...................4

     Statements of Changes in Partners' Capital for the
     Six Months Ended June 30, 1998 and 1997
     (Unaudited)..........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)...................6

        Notes to Financial Statements (Unaudited)........ 7-13

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.14-19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................20

Item 2. Changes in Securities and Use of Proceeds.....20-22

Item 6. Exhibits and Reports on Form 8-K.................23




                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                DEAN WITTER SPECTRUM SELECT L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                      June 30,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)

ASSETS
Equity in Commodity futures trading accounts:
 Cash                              151,884,281  158,178,925
 Net unrealized gain on open contracts    5,659,096     9,627,161

 Total Trading Equity              157,543,377  167,806,086

Subscriptions receivable            3,488,888     -
Interest receivable (DWR)             561,726       638,204
Due from DWR                        -                1,097,517

 Total Assets                      161,593,991  169,541,807

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                2,323,087       2,272,314
 Accrued brokerage fees (DWR)         938,360        -
 Accrued management fees              388,287          423,673
       Accrued      administrative      expenses                -
72,499

 Total Liabilities                  3,649,734      2,768,486

Partners' Capital

 Limited Partners (7,522,614.016 and
  7,867,474.900 Units, respectively) 155,198,757  163,999,307
 General Partner (133,076.700
  Units)                            2,745,500       2,774,014

 Total Partners' Capital          157,944,257     166,773,321

  Total  Liabilities  and Partners' Capital   161,593,991  169,54
1,807


NET ASSET VALUE PER UNIT                20.63             20.85

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (5,464,460) (1,555,509)
    Net change in unrealized       481,970   (8,238,137)

      Total Trading Results     (4,982,490)  (9,793,646)

 Interest Income (DWR)           1,658,741   1,924,693

      Total Revenues             (3,323,749) (7,868,953)


EXPENSES

 Brokerage fees (DWR)              2,345,736  2,459,279
 Management fees                  1,173,394  1,300,665
 Transaction fees and costs          219,256   276,600
    Administrative expenses           25,000        27,000

    Total Expenses                3,763,386  4,063,544


NET LOSS                         (7,087,135) (11,932,497)


NET LOSS ALLOCATION

        Limited        Partners                       (6,967,561)
(11,749,366)
                          General                         Partner
(119,574)                   (183,131)

NET LOSS PER UNIT

                         Limited                         Partners
(.90)                      (1.38)
                          General                         Partner
(.90)                      (1.38)


          The accompanying notes are an integral part of these financial statements.


                DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     6,761,724   12,350,402
    Net change in unrealized     (3,968,065)  (4,447,002)

      Total Trading Results      2,793,659    7,903,400

 Interest Income (DWR)           3,402,988    3,710,340

      Total Revenues             6,196,647   11,613,740


EXPENSES

 Brokerage fees (DWR)            4,707,505     5,014,886
 Management fees                 2,447,663    2,652,691
 Transaction fees and costs        625,328      571,552
    Administrative expenses         64,000       54,000
    Incentive fees                -                49,988

    Total Expenses               7,844,496    8,343,117

NET INCOME (LOSS)                (1,647,849)  3,270,623

NET INCOME (LOSS) ALLOCATION

        Limited        Partners                       (1,619,335)
3,213,297                                      General    Partner
(28,514)                                    57,326

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(.22)                                       .43
                          General                         Partner
(.22)                                       .43


          The accompanying notes are an integral part of these financial statements.



                DEAN WITTER SPECTRUM SELECT L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1996  8,346,327.700          $161,174,820          $2,611,465
$163,786,285

Subscriptions       573,746.700            12,056,614            -
12,056,614

Net Income             -                   3,213,297             57,326
3,270,623

Redemptions         (451,313.500)             (9,276,487)                -
(9,276,487)

Partners' Capital,
 June 30, 1997      8,468,760.900          $167,168,244          $2,668,791
$169,837,035




Partners' Capital,
 December 31, 1997  8,000,551.600          $163,999,307          $2,774,014
$166,773,321

Subscriptions       181,984.824            3,751,903             -
3,751,903

Net Loss              -                    (1,619,335)           (28,514)
(1,647,849)

Redemptions         (526,845.708)             (10,933,118)                 -
(10,933,118)

Partners' Capital,
 June 30, 1998    7,655,690.716            $155,198,757          $2,745,500
$157,944,257






           The accompanying notes are an integral part of these financial statements.


                DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income   (loss)                 (1,647,849)              3
,270,623
Noncash item included in net income (loss):
      Net  change  in  unrealized       3,968,065               4
,447,002

 (Increase) decrease in operating assets:
    Interest receivable (DWR)        76,478              (82,599)
      Due  from  DWR                   1,097,517                (
336,581)
    Net option premiums               -                  18,205

 Increase (decrease) in operating liabilities:
    Accrued brokerage fees (DWR)    938,360              272,523
    Accrued management fees         (35,386)             25,735
    Accrued administrative expenses  (72,499)            (17,017)
    Accrued transaction fees and costs -                 (15,655)
      Incentive  fees  payable              -                   (
348,459)

Net  cash  provided  by  operating  activities    4,324,686     7
,233,777


CASH FLOWS FROM FINANCING ACTIVITIES

   (Increase)  decrease  in  subscriptions  receivable(3,488,888)
5,365,420
   Offering  of  units                 3,751,903                1
2,056,614
   Increase  (decrease)  in  redemptions  payable50,773         (
799,646)
   Redemptions  of  units             (10,933,118)              (
9,276,487)

  Net  cash  provided  by  (used for)  financing  activities   (1
0,619,330)                                   7,345,901


  Net  increase  (decrease)  in  cash   (6,294,644)             1
4,579,678

  Balance  at  beginning  of  period   158,178,925              1
54,784,007

  Balance  at  end  of  period        151,884,281               1
69,363,685

           The accompanying notes are an integral part of these financial statements.

                DEAN WITTER SPECTRUM SELECT L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and financial condition of Dean  Witter  Spectrum

Select  L.P.  (the "Partnership").  The financial statements  and condensed  notes  herein should be read in conjunction  with  the

Partnership's December 31, 1997 Annual Report on Form 10-K.


1. Organization

Dean  Witter  Spectrum Select L.P., (formerly Dean Witter  Select

Futures Fund) is a limited partnership organized to engage in the speculative  trading  of commodity futures  contracts,  commodity options  contracts  and forward contracts on  foreign  currencies

(collectively,  "futures  interests").   On  May  11,  1998,  the

Partnership  became  one of the Dean Witter  Spectrum  Series  of funds,  comprised  of Dean Witter Spectrum Global  Balanced  L.P.

(formerly,  Dean  Witter  Spectrum Balanced  L.P.),  Dean  Witter

Spectrum Strategic L.P., Dean Witter Spectrum Technical L.P.  and

Dean  Witter  Spectrum  Select  L.P.   On  April  30,  1998,  the

Partnership changed its name from Dean Witter Select Futures Fund

L.P. to Dean Witter Spectrum Select L.P.  The general partner  is

Demeter  Management  Corporation ("Demeter").   The  non-clearing

commodity broker is Dean Witter Reynolds, Inc. ("DWR"),  with  an

unaffiliated   clearing  commodity  broker,  Carr  Futures   Inc.

("Carr"),  providing  clearing  and  execution  services.    Both

Demeter  and DWR are wholly-owned subsidiaries of Morgan  Stanley

Dean

                DEAN WITTER SPECTRUM SELECT L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Witter   &  Co.  ("MSDW").   Demeter  has  retained  EMC  Capital

Management, Inc., Rabar Market Research, Inc. and Sunrise Capital

Management, Inc. as the trading advisors for the Partnership.



2.   Summary of Significant Accounting Policies

Effective  June  1,  1998, the incentive  fees  payable  to  each trading advisor was reduced to 15% of Trading profits, as defined

in  the  Prospectus, and are now payable on a monthly basis.   In

addition,  the Partnership's brokerage and transaction  expenses,

formerly accrued on a transaction basis is now charged at a  flat monthly  rate of 1/12 of 7.25% of Net Assets as of the first  day

of  each  month.   Such  fees  cover all  brokerage  commissions,

transaction  fees  and  costs  and  ordinary  administrative  and continuing offering expenses.



Effective   with  the  April  30,  1998  monthly  closing,   each

outstanding  Unit of Select Futures Fund was converted  into  100

Units of Spectrum Select.  The purpose of this conversion was  to value  each  Unit of the Partnership in a manner consistent  with

the   value  of  Units  in  each  of  the  other  three  Spectrum

Partnerships  for  which  Demeter  also  serves  as  the  general partner.  Thus, the $2,008.20 Net Asset Value per Unit of  Select

Futures  Fund  as of April 30, 1998 was converted to  $20.08  per

Unit.   Per  Unit amounts and Units of Partnership  interest  for

periods  prior  to April 30, 1998 have been restated  to  reflect this conversion.

                DEAN WITTER SPECTRUM SELECT L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
3.  Related Party Transactions

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

Futures and forwards represent contracts for delayed delivery  of an  instrument at a specified date and price.  Risk  arises  from changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest

rate  volatility.  At June 30, 1998 and December 31, 1997,   open

contracts were:

                              Contract or Notional Amount
                            June 30,  1998   December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     622,099,000       428,493,000
   Commitments to Sell         174,284,000       173,316,000
 Commodity Futures:
   Commitments to Purchase      18,714,000        23,131,000
   Commitments to Sell          56,704,000       135,389,000
 Foreign Futures:
   Commitments to Purchase     943,281,000       997,389,000
   Commitments to Sell       1,074,148,000       315,676,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      82,376,000        96,671,000
   Commitments to Sell         107,962,000       127,065,000

                DEAN WITTER SPECTRUM SELECT L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $5,659,096 and

$9,627,161 at June 30, 1998 and December 31, 1997, respectively.



Of  the $5,659,096 net unrealized gain on open contracts at  June

30, 1998, $5,191,343 related to exchange-traded futures contracts and  $467,753  related  to off-exchange-traded  forward  currency contracts.



Of  the  $9,627,161  net unrealized gain  on  open  contracts  at

December 31, 1997, $10,514,844 related to exchange-traded futures contracts  and $(887,683) related to off-exchange-traded  forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30, 1998 and December 31, 1997 mature through June 1999 and

                DEAN WITTER SPECTRUM SELECT L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




December   1998,   respectively.    Off-exchange-traded   forward

currency  contracts held at June 30, 1998 and December  31,  1997 mature through September 1998 and March 1998, respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance. The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  and  futures  styled options contracts,  are  marked  to market  on a daily basis, with variations in value settled  on  a

daily  basis.   Each  of  DWR and Carr, as a  futures  commission

merchant  for  the  Partnership's  exchange-traded  futures   and

futures  styled  options  contracts,  is  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets and for the sole  benefit  of their commodity customers, all funds held by them with respect to exchange-traded  futures  and futures styled  options  contracts,

including an amount equal to the net unrealized gain on all  open futures  and  futures  styled  contracts,  which  funds,  in  the aggregate, totaled

                DEAN WITTER SPECTRUM SELECT L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



$157,075,624  and $168,693,769 at June 30, 1998 and December  31,

1997,  respectively.   With  respect to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of  Carr,  the sole counterparty  on  all  of  such contracts, to perform.  Carr's parent, Credit Agricole  Indosuez,

has  guaranteed to the Partnership payment of the net liquidating value of the transactions in the Partnership's account with  Carr

(including foreign currency contracts).


For  the  six  months  ended June 30, 1998  and  the  year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:


                                           June 30, 1998
                                                           Assets
Liabilities
                                         $                  $
Exchange-Traded Contracts:
        Financial       Futures                       338,812,000
279,728,000
  Options on Financial Futures           239,000             -
        Commodity       Futures                        26,071,000
84,548,000
        Foreign       Futures                         851,731,000
552,216,000
Off-Exchange-Traded Forward
       Currency       Contracts                       130,014,000
152,391,000

                DEAN WITTER SPECTRUM SELECT L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)







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
40,388,000

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are deposited with  DWR,  as non-clearing broker and with Carr, as clearing broker in separate

futures   interest  trading  accounts,  and  are  used   by   the

Partnership  as  margin  to engage in futures  interest  trading.

Such assets are held in either non-interest bearing bank accounts or  in securities approved by the CFTC for investment of customer funds.  The Partnership's assets held by DWR and Carr may be used

as  margin  solely  for  the Partnership's  trading.   Since  the

Partnership's  sole purpose is to trade in futures interests,  it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The   Partnership's  investment  in  futures  interests  may   be

illiquid.  If  the price of a futures contract for  a  particular commodity  has increased or decreased by an amount equal  to  the

"daily  limit," positions in the commodity can neither  be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its commodity futures  positions  and result in restrictions on redemptions.



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



Capital  Resources. The Partnership does not have,  nor  does  it expect  to have, any capital assets.  Redemptions, exchanges  and sales of additional Units of Limited Partnership Interest in  the future  will affect the amount of funds available for  investment in  futures interests in subsequent periods.  Since they  are  at the  discretion  of  Limited Partners,  it  is  not  possible  to

estimate  the  amount,  and  therefore,  the  impact  of   future

redemptions, exchanges or sales of additional Units.



Results of Operations

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total  trading  loss  net of interest income  of  $3,323,749  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant losses were recorded in the financial futures markets from long positions in Australian interest rate futures as prices

in  this  market  moved lower during April and June.   Additional

losses  were  recorded  from trading U.S. interest  rate  futures during  April as domestic bond prices moved in a choppy  pattern.

In agricultural futures, losses were experienced during June from short  positions  in  soybean futures  as  prices  moved  higher.

Losses  were  also  recorded  from trading  soybean  oil  futures throughout the quarter.

currencies,  losses  were  experienced during  April  from  short positions  in  the Swiss franc and German mark as  the  value  of these  currencies  reversed higher relative to the  U.S.  dollar.

These  losses were partially offset by gains from short positions in  the  South African rand, Canadian dollar and Japanese yen  as the  value  of  these currencies weakened relative  to  the  U.S.

dollar  and other currencies during May and June.  Smaller losses were  recorded from trading copper futures during April and  May.

A portion of the Partnership's overall losses for the quarter was offset by gains recorded in the energy markets in June from short positions  in  crude  oil  and unleaded  gas  futures  as  prices

declined  due  to increased supply early in the  month.   Smaller

gains  were  recorded in soft commodities during June  from  long positions  in  cotton  futures  and  short  positions  in  coffee futures.  Total expenses for the three months ended June 30, 1998

were  $3,763,386,  resulting in a net loss  of  $7,087,135.   The

value  of  an  individual Unit in the Partnership decreased  from

21.53 at March 31, 1998 to $20.63 at June 30, 1998.



For  the six months ended June 30, 1998, the Partnership recorded total  trading  revenues including interest income of  $6,196,647 and after expenses posted a decrease in Net Asset Value per Unit.

The  most significant net trading losses were recorded in  metals primarily from trendless price movement in copper futures  during a majority of the first half of the year.  Additional losses were recorded in precious metals from choppy price movement in  silver and gold futures during the first quarter.  In currencies, losses were  recorded from transactions involving the British  pound  as its
value moved without consistent direction for the first six months

of  the  year.   Additional currency losses were recorded  during

April  from short Swiss franc positions as its value moved higher versus  the U.S. dollar after moving lower previously.  A portion of  these losses was offset by gains recorded during May and June from  short  positions  in the South African  rand  and  Canadian dollar as the value of these currencies weakened relative to  the

U.S.  dollar.   In  agricultural futures, losses recorded  during

June  from  trading  soybean and soybean oil  futures  more  than offset  gains recorded from short soybean meal futures  positions during  February and March.  Smaller losses recorded in financial futures from long Australian bond futures positions during  April and June offset gains recorded during January, February and March from  long positions in European interest rate futures and global stock  index  futures as prices in these markets trended  higher.

A  portion of the Partnership's overall losses for the first half of  the  year was offset by profits from short crude and  heating oil  futures positions as oil prices moved lower during  January,

February and June.  Additional profits recorded from short  sugar

futures   positions,  as  prices  declined  during  January   and

February,  contributed  in offsetting a portion  of  the  overall

Partnership  losses  for  the first  half  of  the  year.   Total

expenses  for the six months ended June 30, 1998 were $7,844,496,

resulting  in  a  net  loss  of  $1,647,849.   The  value  of  an

individual  Unit  in  the  Partnership decreased  from  20.85  at

December 31, 1997 to $20.63 at June 30, 1998.

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the Partnership  recorded total  trading  losses net of interest income of  $7,868,953  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses were recorded during April  from  short  U.S.

interest rate futures positions as U.S. bond prices moved  higher after trending lower previously.  Additional losses were recorded throughout  the  quarter  from  short-term  price  volatility  in

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

In  currency trading, losses from trendless movement in the value of  the British pound and Swiss franc relative to the U.S. dollar more  than offset currency gains recorded during April  and  June from transactions involving the Japanese yen.  Total expenses for the three months ended June 30, 1997 were $4,063,544 resulting in a  net  loss of $11,932,497.  The value of an individual Unit  in the Partnership decreased from $21.43 at March 31, 1997 to $20.05 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership recorded total  trading revenues including interest income of  $11,613,740 and posted an increase in Net Asset Value per Unit. The most significant gains were recorded in the currency markets during

January and February as the value of the U.S. dollar strengthened relative to most major European currencies and the Japanese  yen.

Additional gains were recorded from long coffee futures positions as coffee prices trended higher from January through May.  In the agricultural markets, profits were recorded from long soybean and corn  futures  positions as prices in these markets also  trended higher during February and March.  A portion of the Partnership's overall  gains was offset by losses from trendless price movement in  Japanese and European interest rate futures, as  well  as  in

energy  futures,  during the first half  of  the  year.   Smaller

losses  recorded  in metals, due primarily to inconsistent  price movement  in aluminum futures, were partially offset  by  profits from  short gold futures positions, as gold prices moved  sharply lower during January and June.  Total expenses for the six months ended  June 30, 1997 were $8,343,117, resulting in net income  of

$3,270,623.   The value of an individual Unit in the  Partnership

increased from $19.62 at December 31, 1996 to $20.05 at June  30,

1997.

                   PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The   Partnership   initially  registered  60,000   Units   (pre-

conversion) of Limited Partnership Interest ("Units") pursuant to a  Registration Statement on Form S-1, which became effective  on

May  17, 1991 (SEC File Number 33-39667), and 10,000 Units  at  a

supplemental closing pursuant to a new Registration Statement  on

Form S-1, which became effective on August 23, 1991 (SEC File No.

33-42380).  The offering commenced on May 17, 1991 and terminated as of August 31, 1991, with 60,853.334 Units sold.  The aggregate price  of  the offering amount registered was $69,380,300,  based upon  the  initial offering price of $1,000 per Unit and  $938.03 per  Unit  at  the supplemental closing (the initial closing  and

supplemental closing, hereinafter, the "Initial Offering").   The

aggregate price of the Units sold during the Initial Offering was

$60,268,482.



The  Partnership  registered  an additional  75,000  Units  (pre-

conversion) pursuant to a new Registration Statement on Form S-1,

which  became effective on August 31, 1993 (SEC File  Number  33-

65072) (the "Second Offering").  The Second Offering commenced on

August  31,  1993 and terminated as of September 30,  1993,  with

74,408.337  Units  sold.   The  aggregate  price  of  the  Second

Offering
amount registered was $102,744,000, based upon an offering  price of  $1,369.92.  The aggregate price of the Units sold during  the

Second Offering was $116,617,866.



The  Partnership  registered  an additional  60,000  Units  (pre-

conversion) pursuant to another Registration Statement on Form

S-1,  which became effective on October 17, 1996 (SEC File Number

333-1918), (the "Third Offering").  The Third Offering  commenced on  October  17, 1996 and terminated as of March  3,  1997,  with

10,878.000 Units sold.  The aggregate price of the Third Offering amount  registered was $98,247,000, based upon an offering  price of  $1,637.45.  The aggregate price of the Units sold during  the

Third Offering was $22,308,326.



The Partnership registered an additional 1,500,000 Units pursuant to  another  Registration Statement on  Form  S-1,  which  became

effective   on   May  11,  1998  (SEC  File  Number   333-47829).

Commencing  with  the  April  30,  1998  monthly  closing,   each

previously  outstanding  Unit was  converted  in  to  100  Units.

Thereafter,  commencing with the May 31,  1998  monthly  closing,

Units  are  being  sold  at  monthly  closings  (the  "Continuing

Offering") as of the last day of each month at a price  equal  to

100%  of  the  Net Asset Value of a Unit as of the date  of  such

monthly  closing.   As of June 30, 1998, 181,984.824  Units  were

sold  during the Continuing Offering, leaving 1,318,015.176 Units unsold as of July 1, 1998.  The aggregate price of the Units sold from May 31, 1998 through June 30, 1998 is $3,751,903.

Since  DWR has paid all expenses of the Initial Offering,  Second

Offering, Third Offering and Continuing Offerings, and  no  other expenses are chargeable against proceeds, 100% of the proceeds of the  offering  have been applied to the working  capital  of  the

Partnership  for  use in accordance with the  "Use  of  Proceeds"

section  of  the Prospectus included as part of each Registration

Statement.

Item 6.   Exhibits and Reports on Form 8-K

               Reports on Form 8-K - No such reports have been filed for the quarter ended June 30, 1998.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 Dean   Witter  Spectrum   Select
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August 12, 1998                By:/s/ Lewis A. Raibley, III
                                      Lewis A. Raibley, III
                                      Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.