Form 10-Q
period 1998-09-30
DEAN WITTER SPECTRUM SELECT LP
filed 1998-11-12
CIK 873799

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 or

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

                      September 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     September 30, 1998 (Unaudited) and December 31, 1997....2

     Statements of Operations for the Quarters Ended
     September 30, 1998 and 1997 (Unaudited).................3

     Statements of Operations for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited).................4

     Statements of Changes in Partners' Capital for the
     Nine Months Ended September 30, 1998 and 1997
     (Unaudited).............................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited).................6

        Notes to Financial Statements (Unaudited)............7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations....13-21

Part II. OTHER INFORMATION

Item 1. Legal Proceedings...................................22

Item 2. Changes in Securities and Use of Proceeds........22-24

Item 6. Exhibits and Reports on Form 8-K....................24




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                DEAN WITTER SPECTRUM SELECT L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                              172,638,489  158,178,925
 Net unrealized gain on open contracts  32,213,652    9,627,161

 Total Trading Equity              204,852,141  167,806,086

Subscriptions receivable            3,515,676        -
Interest receivable (DWR)             598,766       638,204
Due from DWR                         -                 1,097,517

 Total Assets                      208,966,583  169,541,807

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                1,632,666     2,272,314
 Incentive fees payable              1,308,547       -
 Accrued brokerage fees (DWR)       1,151,853        -
 Accrued management fees              476,629          423,673
  Accrued  administrative expenses             -                7
2,499

 Total Liabilities                   4,569,695    2,768,486


Partners' Capital

 Limited Partners (7,769,237.821 and
   7,867,474.900 Units, respectively) 200,954,800 163,999,307
 General Partner (133,076.700 Units)    3,442,088     2,774,014

 Total Partners' Capital          204,396,888   166,773,321

 Total Liabilities and Partners' Capital  208,966,583169,541,807


NET ASSET VALUE PER UNIT                25.87              20.85

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                              For the Quarters Ended September 30,

                                       1998            1997
                                        $            $

REVENUES
 Trading profit:
    Realized                      18,652,736    5,198,438
    Net change in unrealized      26,554,556   3,818,378

      Total Trading Results       45,207,292   9,016,816

 Interest Income (DWR)             1,702,214   1,881,794

      Total Revenues              46,909,506  10,898,610


EXPENSES

 Brokerage fees (DWR)              3,060,254   2,520,442
 Incentive fees                    1,828,624     -
 Management fees                   1,267,982   1,335,540
 Transaction fees and costs          -           354,668
 Administrative expenses             -              29,000

    Total Expenses                 6,156,860   4,239,650

NET INCOME                        40,752,646    6,658,960

NET INCOME ALLOCATION

 Limited Partners                 40,056,058   6,555,582
 General Partner                     696,588      103,378

NET INCOME PER UNIT

                         Limited                         Partners
5.24                                  .78
                           General                        Partner
5.24                                .78




          The accompanying notes are an integral part of these financial statements.

<page

                DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
Trading profit (loss):
 Realized                       25,414,460    17,548,841
 Net change in unrealized       22,586,491      (628,624)

      Total Trading Results     48,000,951   16,920,217

 Interest Income (DWR)           5,105,202    5,592,135

      Total Revenues            53,106,153   22,512,352


EXPENSES

 Brokerage fees (DWR)            7,767,759    7,535,328
 Management fees                 3,715,645    3,988,231
 Incentive fees                  1,828,624       49,989
 Transaction fees and costs        625,328      926,221
 Administrative expenses            64,000         83,000

      Total Expenses            14,001,356      12,582,769

NET INCOME                      39,104,797     9,929,583


NET INCOME ALLOCATION

 Limited Partners               38,436,723    9,768,879
 General Partner                   668,074      160,704


NET INCOME PER UNIT

                         Limited                         Partners
5.02                             1.21
                          General                         Partner
5.02                             1.21

          The accompanying notes are an integral part of these financial statements.


                DEAN WITTER SPECTRUM SELECT L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital
 December 31, 1996   83,463.277            $161,174,820          $2,611,465
$163,786,285

Offering of Units     5,737.467            12,056,614            -
12,056,614

Net Income              -                  9,768,879             160,704
9,929,583

Redemptions           (6,746.733)          (14,009,517)                    -
(14,009,517)

Partners' Capital
 September 30, 1997   82,454.011            $168,990,796          $2,772,169
$171,762,965




Partners' Capital
 December 31, 19978,000,551.600            $163,999,307          $2,774,014
$166,773,321

Offering of Units   682,462.929            15,265,517            -
15,265,517

Net Income            -                    38,436,723            668,074
39,104,797

Redemptions         (780,700.008)            (16,746,747)                -
(16,746,747)

Partners' Capital
 September 30, 19987,902,314.521           $200,954,800          $3,442,088
$204,396,888








           The accompanying notes are an integral part of these financial statements.

                DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income                        39,104,797                 9
,929,583
Noncash item included in net income:
    Net change in unrealized     (22,586,491)            628,624

(Increase) decrease in operating assets:
    Interest receivable (DWR)        39,438              (65,989)
      Due  from  DWR                   1,097,517                (
342,974)
    Net option premiums                -                 18,205

Increase (decrease) in operating liabilities:
      Incentive  fees  payable         1,308,547                (
348,459)
    Accrued brokerage fees (DWR)  1,151,853              168,172
    Accrued management fees          52,956              30,408
    Accrued administrative expenses  (72,499)            (13,222)
       Accrued   transaction   fees   and   costs               -
(16,841)

Net    cash   provided   by   operating   activities   20,096,118
9,987,507


CASH FLOWS FROM FINANCING ACTIVITIES

          Offering       of      Units                 15,265,517
12,056,614
     (Increase)  decrease  in subscriptions receivable(3,515,676)
5,365,420
      Decrease  in  redemptions  payable  (639,648)             (
860,962)
      Redemptions  of  units          (16,746,747)              (
14,009,517)

Net  cash  provided  by  (used  for)  financing  activities     (
5,636,554)                                      2,551,555

Net   increase  in  cash              14,459,564                1
2,539,062

Balance  at  beginning  of  period   158,178,925                1
54,784,007

Balance  at  end  of  period         172,638,489                1
67,323,069

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

Partnership's December 31, 1997 Annual Report on Form 10-K.


1. Organization

Dean  Witter  Spectrum  Select L.P.,  is  a  limited  partnership organized  to  engage  in the speculative  trading  of  commodity futures  contracts  and forward contracts on  foreign  currencies

(collectively,  "futures  interests").   On  May  11,  1998,  the

Partnership  became  one of the Dean Witter  Spectrum  Series  of funds,  comprised of the Partnership, Dean Witter Spectrum Global

Balanced  L.P.,  Dean  Witter Spectrum Strategic  L.P.  and  Dean

Witter  Spectrum Technical L.P.  The general partner  is  Demeter

Management  Corporation ("Demeter").  The non-clearing  commodity broker  is  Dean Witter Reynolds, Inc. ("DWR"), an  affiliate  of

Demeter.   The  clearing commodity broker is  Carr  Futures  Inc.

("Carr"), providing clearing and execution services. Both Demeter and  DWR  are  wholly-owned subsidiaries of Morgan  Stanley  Dean

Witter  & Co. ("MSDW").  Demeter has retained as trading advisors to  the  Partnership, EMC Capital Management, Inc., Rabar  Market

Research, Inc. and Sunrise Capital Management, Inc. (the "Trading

Advisors").

                DEAN WITTER SPECTRUM SELECT L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




2.   Summary of Significant Accounting Policies

Effective  June  1, 1998, the incentive fee rate payable  to  the

Trading  Advisors  was  reduced to 15%  of  Trading  Profits,  as defined  in the Prospectus, and made payable on a monthly  basis.

In   addition,   the  Partnership's  brokerage  and   transaction

expenses,  formerly accrued on a transaction basis, were  changed to  a flat monthly rate of 1/12 of 7.25% of Net Assets as of  the first  day  of  each month and covers all brokerage  commissions,

transaction  fees  and  costs  and  ordinary  administrative  and continuing offering expenses.



3.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interest trading accounts to meet margin requirements as  needed.

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

                DEAN WITTER SPECTRUM SELECT L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At September 30, 1998 and December  31,  1997,

open contracts were:

                             Contract or Notional Amount
                         September 30,  1998 December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     910,349,000       428,493,000
   Commitments to Sell          17,635,000       173,316,000
 Commodity Futures:
   Commitments to Purchase      37,369,000        23,131,000
   Commitments to Sell          28,694,000       135,389,000
 Foreign Futures:
   Commitments to Purchase   2,394,200,000       997,389,000
   Commitments to Sell         124,350,000       315,676,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     105,273,000        96,671,000
   Commitments to Sell          33,766,000       127,065,000



A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.

                DEAN WITTER SPECTRUM SELECT L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the Statements of Financial Condition and totaled $32,213,652 and

$9,627,161  at  September  30,  1998  and  December   31,   1997,

respectively.



Of  the  $32,213,652  net unrealized gain on  open  contracts  at

September   30,  1998,  $30,652,051  related  to  exchange-traded

futures  contracts  and $1,561,601 related to off-exchange-traded forward currency contracts.



Of  the  $9,627,161  net unrealized gain  on  open  contracts  at

December 31, 1997, $10,514,844 related to exchange-traded futures contracts  and $(887,683) related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1998 and December 31, 1997 mature through September

1999   and   December  1998,  respectively.   Off-exchange-traded

forward  currency  contracts  held  at  September  30,  1998  and

December  31, 1997 mature through December 1998 and  March  1998,

respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial instrument, but not the credit risk associated with

                DEAN WITTER SPECTRUM SELECT L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


counterparty  non-performance. The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures and futures styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily

basis.   Each  of DWR and Carr, as a futures commission  merchant

for  the Partnership's exchange-traded futures and futures styled options contracts, are required, pursuant to regulations  of  the

Commodity Futures Trading Commission ("CFTC"), to segregate  from their  own  assets  and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures styled options contracts, including an amount equal  to the net unrealized gain on all open futures and futures styled  options contracts, which funds, in the aggregate, totaled

$203,290,540 and $168,693,769 at September 30, 1998 and  December

31,  1997, respectively.  With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that an amount equal to the net unrealized gain on open contracts be segregated.  With respect to those off-exchange-traded forward

                DEAN WITTER SPECTRUM SELECT L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



currency contracts, the Partnership is at risk to the ability  of

Carr,  the  sole counterparty on all such contracts, to  perform.

Carr's  parent, Credit Agricole Indosuez, has guaranteed  to  the

Partnership  payment  of  the  net  liquidating  value   of   the

transactions  in  the Partnership's account with Carr  (including foreign currency contracts).


For  the nine months ended September 30, 1998 and the year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:


                                        September 30, 1998
                                                           Assets
Liabilities
                                         $                  $
Exchange-Traded Contracts:
  Financial Futures                  463,575,000      218,285,000
  Options on Financial Futures         2,032,000            -
  Commodity Futures                   23,713,000       78,242,000
  Options on Commodity Futures            65,000            -
  Foreign Futures                  1,213,201,000      464,465,000
Off-Exchange-Traded Forward
 Currency Contracts                  149,349,000      149,619,000

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
40,388,000

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - Assets of the Partnership are deposited with  DWR  as non-clearing  broker  and  Carr as clearing  broker  in  separate futures  interest trading accounts established for  each  Trading

Advisor  and are used by the Partnership as margin to  engage  in futures  interest trading.  Such assets are held in  either  non-

interest bearing bank accounts or in securities approved  by  the

CFTC  for investment of customer funds.  The Partnership's assets held  by  DWR  and  Carr  may be used as margin  solely  for  the

Partnership's trading.  Since the Partnership's sole  purpose  is

to   trade  in  futures  interests,  it  is  expected  that   the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price for a particular futures interest has increased or decreased by an amount equal to the daily limit,

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interest prices  have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions.



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



Capital  Resources. The Partnership does not have,  nor  does  it

expect   to   have,  any  capital  assets.   Future  redemptions,

exchanges  and  sales of additional Units of Limited  Partnership

Interest will affect the amount of funds available for investment in  futures interests in subsequent periods.  Since they  are  at the  discretion  of  Limited Partners,  it  is  not  possible  to

estimate   the  amount  and  therefore,  the  impact  of   future

redemptions, exchanges or sales of additional Units.



Results of Operations

For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September  30,  1998,  the  Partnership recorded  total  trading revenues including  interest  income  of

$46,909,506 and posted an increase in Net Asset Value  per  Unit.

The most significant gains were recorded in the financial futures markets  from  long  positions  in U.S.,  European  (particularly

German  and French), and Japanese interest rate futures positions as investors
flocked to the perceived "safe haven" investments amid the recent global economic and political uncertainty.  Additional gains were recorded  in the agricultural markets primarily from  short  corn futures positions as grain prices declined during July and August on  reports  of  abundant  supplies  and  decreasing  demand.  In currencies,  smaller  gains  were produced  from  short  Canadian dollar  positions  during July and August as the  value  of  this currency  reached its lowest level ever versus the  U.S.  dollar.

Transactions  involving  the Mexican peso  and  the  German  mark

contributed  smaller  currency gains during  September.   In  the

energy markets, short unleaded gas futures positions resulted  in profits  as  gas  prices dropped during July and  August  due  to continued  inventory increases.  A portion of  the  Partnership's overall  gains for the quarter was offset by losses  recorded  in the  metals  markets primarily from short gold futures  positions held during September as precious metals prices jumped higher due to  the  U.S. dollar's weakness.  Likewise, short silver  futures positions  resulted in smaller losses.  Short positions  in  base metals futures also resulted in losses as prices moved higher  in early  July.  In the soft commodities markets, long positions  in coffee  futures  produced losses during August as  coffee  prices fell  on  increased supply and shrinking demand.  Total  expenses for  the  three months ended September 30, 1998 were  $6,156,860,

resulting  in  net  income  of  $40,752,646.   The  value  of  an

individual Unit in the Partnership increased from 20.63  at  June

30, 1998 to 25.87 at September 30, 1998.

For  the  nine  months ended September 30, 1998, the  Partnership recorded  total  trading revenues including  interest  income  of

$53,106,153 and posted an increase in Net Asset Value  per  Unit.

The most significant gains were recorded in the financial futures markets from long European (particularly German and French),  and

U.S.  interest rate futures positions as prices in these  markets soared  during the last quarter.  Smaller gains were recorded  in this  market  complex from short positions in global stock  index

futures,  particularly  German,  U.S.  and  French  stock   index

futures,  as  equity prices around the world moved  significantly lower  during August.  Smaller gains were produced in the  energy markets as short crude oil futures positions benefited from price drops  in  oil during January, February, June, July  and  August.

The  agricultural  markets contributed smaller gains  from  short

positions  in soybean meal futures during the first  quarter.   A

portion  of the Partnership's overall gains was offset by  losses in  the  metals markets resulting from choppy price  movement  in silver  and  gold futures during the first quarter,  as  well  as losses  during September from short positions as precious  metals

prices  moved  sharply  higher.   Similarly,  trading  in  copper

futures created losses during a majority of the first half of the year  from  trendless price movement, as well as losses  recorded during  July  from  short positions as base metals  prices  moved higher early in the month.  In the currency markets, transactions involving the British pound resulted in losses as its value moved without consistent direction during a majority of the first  nine months of
the  year.   Additional currency losses resulted from trading  in

the  Swiss  franc  during July and August and  the  Japanese  yen during  September.  The soft commodities markets recorded smaller losses  from  cotton  futures  trading  due  to  weather  related volatility  in  cotton  prices during  August,  offsetting  first quarter gains from short sugar futures positions.  Total expenses for  the  nine  months ended September 30, 1998 were $14,001,356,

resulting  in  net  income  of  $39,104,797.   The  value  of  an

individual  Unit  in  the  Partnership increased  from  20.85  at

December 31, 1997 to 25.87 at September 30, 1998.



For the Quarter and Nine Months Ended September 30, 1997

For  the  quarter  ended  September  30,  1997,  the  Partnership recorded  total revenues including interest income of $10,898,610

and  posted  an increase in Net Asset Value per Unit.   The  most

significant   gains  were  recorded  in  financial  futures   due

primarily  to  an  upward trend in global interest  rate  futures during  July  and  September.  Smaller profits were  recorded  in global stock index futures from short Nikkei Index futures during the quarter.  In the currency markets, gains were recorded during

July  from short German mark positions as the value of  the  U.S.

dollar  increased  versus the German mark.   Additional  currency

gains  were  recorded from transactions involving the French  and

Swiss  franc.   In  metals, gains were recorded from  short  gold

futures  positions as prices declined during July.  A portion  of the  Partnership's overall gains for the third quarter was offset by  losses  recorded  in the agricultural  and  soft  commodities markets  as a result of short-term volatile price movement  in  a majority of the markets
traded,  particularly,  corn, soybean meal  and  cotton  futures.

Smaller losses were recorded in energies from trading heating and

crude   oil  futures  as  oil  prices  moved  without  consistent

direction  during  the  quarter.  Total expenses  for  the  three months ended September 30, 1997 were $4,239,650, resulting in net income  of  $6,658,960.  The value of an individual Unit  in  the

Partnership increased from $20.05 at June 30, 1997 to  $20.83  at

September 30, 1997.



For  the  nine  months ended September 30, 1997, the  Partnership recorded  total  trading revenues including  interest  income  of

$22,512,352 and posted an increase in Net Asset Value  per  Unit.

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

futures.  Total expenses for the nine months ended September  30,

1997  were  $12,582,769, resulting in net income  of  $9,929,583.

The value of an individual Unit in the Partnership increased from

$19.62 at December 31, 1996 to $20.83 at September 30, 1997.



Year  2000 Problem - Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems.  Many computer systems in use  today cannot recognize the computer code for the year  2000,

but revert to 1900 or some other date.  This is commonly known as the  "Year  2000  Problem".  The Partnership could  be  adversely affected  if computer systems used by it or any third party  with whom  it has a material relationship do not properly process  and calculate date-related information and data concerning  dates  on or  after  January 1, 2000.  Such a failure could have a negative impact  on  the handling or determination of futures  trades  and prices and the services provided the Partnership.



MSDW  began its planning in response to the Year 2000 Problem  in

1995  and currently has several hundred employees working on such response.  It has developed its own Year 2000 compliance plan  to deal  with the problem and had the plan approved by the company's

executive   management,  Board  of  Directors   and   Information

Technology  Department.   Demeter is coordinating  with  MSDW  in

taking steps that both believe are reasonably designed to address the Year 2000 Problem with respect to Demeter's computer systems that  relate  to  the  Partnership.  This includes  hardware  and software upgrades, systems consulting and computer maintenance.



Beyond  the  challenge  facing  internal  computer  systems,  the systems  failure  of  any  of the third  parties  with  whom  the

Partnership  has a material relationship - the futures  exchanges and  clearing organizations through which it trades, Carr, or the

Trading  Advisors - could result in a material financial risk  to

the  Partnership.   Regarding  the futures  exchanges,  all  U.S.

futures  exchanges will be subject to the monitoring of the  CFTC for  their  Year 2000 preparedness and the major foreign  futures exchanges are also expected to be subject to market-wide  testing of  their Year 2000 compliance during 1999.  With respect to Carr and  the  Trading  Advisors, Demeter  intends  to  monitor  their progress throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

Trading Advisors.



Finally, MSDW has begun developing various "contingency plans" in the  event  that  the  systems of such third  parties  fail,  and

Demeter  intends  to  consult closely with MSDW  in  implementing

those   plans.   MSDW  has  also  recently  reported   that   its

development of such contingency plans is proceeding on  schedule.

Despite the best efforts of both Demeter and MSDW, however, there can  be  no assurance that the above steps will be sufficient  to avoid any adverse impact to the Partnership, whether from failures in their own computer systems or those of Carr, the

Trading Advisors or any other third party.



Risks  Associated  with  the Euro - On January  1,  1999,  eleven countries  in  the  European  Union  intend  to  establish  fixed conversion  rates  on  their existing  sovereign  currencies  and convert to a common single currency (the "euro").  During a three-

year  transition  period, the existing sovereign currencies  will continue  to exist but only as a fixed denomination of the  euro.

Conversion  to  the euro will prevent the Trading  Advisors  from trading  in  certain currencies and thereby limit its ability  to take  advantage  of  potential market  opportunities  that  might otherwise have existed had separate currencies been available  to

trade,  and  could  result  in  losses  with  respect  to   those

positions.

                   PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The  Partnership initially registered 60,000 Units (prior to  the

100  for  one  Unit  conversion on April  30,  1998)  of  Limited

Partnership   Interest  ("Units")  pursuant  to  a   Registration

Statement  on  Form S-1, which became effective on May  17,  1991

(SEC File Number 33-39667), and 10,000 (pre-conversion) Units  at a  supplemental closing pursuant to a new Registration  Statement on  Form S-1, which became effective on August 23, 1991 (SEC File

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

"Initial  Offering").  The aggregate offering price of the  Units sold during the Initial Offering was $60,268,482.



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

74,408.337  Units  sold.   The  aggregate  price  of  the  Second

Offering
amount   registered  was  $102,744,000,  based  upon  an  initial

offering  price of $1,369.92.  The aggregate price of  the  Units sold during the Second Offering was $116,617,866.



The  Partnership  registered  an additional  60,000  Units  (pre-

conversion) pursuant to another Registration Statement on Form

S-1,  which became effective on October 17, 1996 (SEC File Number

333-1918), (the "Third Offering").  The Third Offering  commenced on  October  17, 1996 and terminated as of March  3,  1997,  with

10,878.000 Units sold.  The aggregate price of the Third Offering amount registered was $98,247,000, based upon an initial offering price of $1,637.45.  The aggregate price of the Units sold during the Third Offering was $22,308,326.



The Partnership registered an additional 1,500,000 Units pursuant to  another  Registration Statement on  Form  S-1,  which  became

effective   on   May  11,  1998  (SEC  File  Number   333-47829).

Commencing  with  the  April  30,  1998  monthly  closing,   each

previously  outstanding  Unit  was  converted  into  100   Units.

Thereafter,  commencing with the May 31,  1998  monthly  closing,

Units  are  being  sold  at  monthly  closings  (the  "Continuing

Offering") as of the last day of each month at a price  equal  to

100%  of  the  Net Asset Value of a Unit as of the date  of  such

monthly  closing.   As of September 30, 1998,  682,462.929  Units

were  sold  during  the continuing offering, leaving  817,537.071

Units  unsold as of September 30, 1998.  The aggregate  price  of the  Units sold from May 31, 1998 through September 30,  1998  is

$15,265,517.

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

Reports  on Form 8-K - No reports have been filed for the quarter ended September 30, 1998.

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




                                 Dean   Witter  Spectrum   Select
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November 12, 1998              By:/s/ Lewis A. Raibley, III
                                      Lewis A. Raibley, III
                                      Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.