Form 10-Q
period 1999-03-31
MORGAN STANLEY DEAN WITTER SPECTRUM SELECT LP
filed 1999-05-14
CIK 873799

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1999 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-19511

           MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
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

Dean Witter Spectrum Select L.P.
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No


         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                        March 31, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 1999 (Unaudited) and December 31, 1998........ 2

     Statements of Operations for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)..................... 3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 1999 and 1998 (Unaudited).....  4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)....................  5

         Notes to Financial Statements (Unaudited)............ 6-
     10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.... 11-17

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . . . 17-28

Part II. OTHER INFORMATION

Item 1. Legal Proceedings...............................     29

Item 2. Changes in Securities and Use of Proceeds........ 29-31

Item 6. Exhibits and Reports on Form 8-K..................   31







                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                        March 31,  December 31,
                                         1999          1998
                                           $            $
                                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                              199,735,528   187,619,419
 Net unrealized gain on open contracts    5,778,660    8,435,054

      Total Trading Equity         205,514,188   196,054,473

 Subscriptions receivable            4,183,789     6,021,707
 Interest receivable (DWR)             600,880      591,858

      Total Assets                210,298,857   202,668,038

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 1,744,384      939,381
 Accrued brokerage fees (DWR)        1,265,987    1,164,344
 Accrued management fees              523,857        481,797

      Total Liabilities              3,534,228    2,585,522


Partners' Capital

 Limited Partners (8,569,692.450 and
  8,274,690.051 Units, respectively) 203,602,928  196,915,644
 General Partner (133,076.700 Units)    3,161,701      3,166,872

 Total Partners' Capital         206,764,629    200,082,516

  Total  Liabilities and Partners' Capital   210,298,857     202,
668,038


NET ASSET VALUE PER UNIT               23.76               23.80

          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,


1999                             1998

$                                                         $
REVENUES
 Trading profit (loss):
        Realized                        5,798,268      12,226,184
Net change in unrealized         (2,656,394)   (4,450,035)

      Total Trading Results      3,141,874    7,776,149
 Interest Income (DWR)           1,726,568     1,744,247
      Total Revenues             4,868,442      9,520,396

EXPENSES

 Brokerage fees (DWR)            3,663,607    2,361,769
    Management   fees                   1,515,975       1,274,269
Transaction   fees   and   costs          -               406,072
Administrative expenses           -                  39,000
      Total Expenses             5,179,582      4,081,110

NET INCOME (LOSS)                  (311,140)    5,439,286

NET INCOME (LOSS) ALLOCATION

   Limited   Partners                    (305,969)      5,348,226
General Partner                      (5,171)       91,060
NET INCOME (LOSS) PER UNIT

 Limited                                                 Partners
 (0.04)                                                       .68
 General                                                  Partner
 (0.04)                                    .68

          The accompanying notes are an integral part of these financial statements.


        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1999 and 1998
                          (Unaudited)





Units of

Partnership            Limited      General

Interest               Partners      Partner             Total

(Note 1)


Partners' Capital,
   December 31, 19978,000,551.600          $163,999,307          $2,774,014
$166,773,321

Net Income              -                  5,348,226             91,060
5,439,286

Redemptions         (205,424.800)             (4,387,488)                   -
(4,387,488)

Partners' Capital,
   March 31, 1998  7,795,126.800           $164,960,045          $2,865,074
$167,825,119




Partners' Capital,
   December 31, 19988,407,766.751          $196,915,644          $3,166,872
$200,082,516
Offering of units   486,445.792            11,547,488            -
11,547,488

Net Loss               -                   (305,969)     (5,171)      (311,140)

Redemptions         (191,443.393)            (4,554,235)                   -
(4,554,235)

Partners' Capital,
   March 31, 1999   8,702,769.150          $203,602,928           $3,161,701
$206,764,629





           The accompanying notes are an integral part of these financial statements.


        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income   (loss)                   (311,140)              5
,439,286                                                  Noncash
item included in net income (loss):
      Net  change  in  unrealized       2,656,394               4
,450,035
(Increase) decrease in operating assets:
    Interest receivable (DWR)         (9,022)            66,103
                     Due                 from                 DWR
-                                   (380,892)

Increase in operating liabilities:
    Accrued brokerage fees (DWR)    101,643              -
    Accrued management fees          42,060              1,754
              Accrued           administrative           expenses
-                                                    39,000

Net    cash    provided    by    operating    activities2,479,935
9,615,286

CASH FLOWS FROM FINANCING ACTIVITIES

   Redemptions  of  units              (4,554,235)              (
4,387,488)
   Increase  (decrease)  in  redemptions  payable805,003        (
351,899)
 Offering of units               11,547,488              -
     Decrease    in    subscriptions    receivable      1,837,918
-
  Net cash provided by (used for) financing activities  9,636,174
(4,739,387)

   Net  increase  in  cash             12,116,109               4
,875,899

     Balance     at     beginning    of    period     187,619,419
158,178,925

     Balance     at     end    of    period           199,735,528
163,054,824


          The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and  financial condition of Morgan  Stanley  Dean

Witter  Spectrum  Select  L.P. (formerly,  Dean  Witter  Spectrum

Select  L.P.) (the "Partnership").  The financial statements  and condensed  notes  herein should be read in conjunction  with  the

Partnership's December 31, 1998 Annual Report on Form 10-K.



1. Organization

Morgan  Stanley  Dean Witter Spectrum Select L.P.  is  a  limited partnership  organized  to engage in the speculative  trading  of futures  and forward contracts, options on futures contracts  and physical  commodities  and other commodity interests,  including,

but  not  limited  to foreign currencies, financial  instruments,

metals,  energy and agricultural products (collectively, "futures interests").  The Partnership is one of the Morgan  Stanley  Dean

Witter  Spectrum  Series of funds, comprised of the  Partnership,

Morgan  Stanley Dean Witter Spectrum Global Balanced L.P., Morgan

Stanley  Dean  Witter Spectrum Strategic L.P. and Morgan  Stanley

Dean  Witter  Spectrum  Technical  L.P.  On  June  1,  1998,  the

Partnership became one of the Spectrum Series of funds.  At  that time, each outstanding Unit of the Partnership was converted into

100 Units and its name changed from Select Futures Fund L.P.  The number of Units outstanding and the Net Asset Value per Unit in

         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


the  accompanying  financial statements  have  been  adjusted  to

reflect   this  conversion.   The  general  partner  is   Demeter

Management  Corporation ("Demeter").  The non-clearing  commodity broker is Dean Witter Reynolds, Inc. ("DWR"), and an unaffiliated clearing  commodity broker, Carr Futures Inc. ("Carr"),  provides clearing and execution services.  Both Demeter and DWR are wholly-

owned  subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

The   trading  advisors  to  the  Partnership  are  EMC   Capital

Management, Inc., Rabar Market Research, Inc. and Sunrise Capital

Management,  Inc.  (collectively, the "Trading  Advisors").   The

Partnership name change reflected in this report became effective

April 6, 1999.



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays interest on these funds based on a prevailing  rate  on

U.S.   Treasury  bills.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3.  Financial Instruments

The Partnership trades futures and forward contracts, options  on futures  contracts and physical commodities and  other  commodity interests,  including,  but not limited  to  foreign  currencies,

financial instruments, metals, energy and agricultural products.

         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



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



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership has elected to adopt the provisions of SFAS  No.  133 beginning with the fiscal year ended December 31, 1998.  SFAS No.

133  supersedes  SFAS  No. 119 and No. 105,  which  required  the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $5,778,660 and

$8,435,054 at March 31, 1999 and December 31, 1998, respectively.

         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)





Of  the $5,778,660 net unrealized gain on open contracts at March

31,  1999 $5,496,523 related to exchange-traded futures contracts and  $282,137  related  to off-exchange-traded  forward  currency contracts.



Of  the  $8,435,054  net unrealized gain  on  open  contracts  at

December 31, 1998, $8,982,276 related to exchange-traded  futures contracts  and $(547,222) related to off-exchange-traded  forward currency contracts.




Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1999 and December 31, 1998 mature through March  2000 and  December  1999,  respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at March 31, 1999  and

December  31,  1998  mature through June  1999  and  March  1999,

respectively.



The  Partnership  is subject to the credit risk  associated  with counterparty  non-performance.  The credit risk  associated  with the  instruments in which the Partnership is involved is  limited to  the  amounts  reflected  in the Partnership's  Statements  of

Financial  Condition.  DWR and Carr act as the futures commission merchants  or  the counterparties with respect  to  most  of  the

Partnership's  assets. Exchange-traded futures and futures-styled options  contracts  are marked to market on a daily  basis,  with variations

         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)





in  value  settled on a daily basis. Each of DWR and Carr,  as  a futures commission merchant for all of the Partnership's exchange-

traded   futures   and  futures-styled  options  contracts,   are

required,  pursuant  to  regulations  of  the  Commodity  Futures

Trading  Commission ("CFTC") to segregate from their own  assets,

and  for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-

styled  options contracts, including an amount equal to  the  net unrealized  gain  on all open futures and futures-styled  options contracts,  which  funds, in the aggregate, totaled  $205,232,051 and  $196,601,695  at  March  31, 1999  and  December  31,  1998,

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

      The Partnership's investment in futures interests may, from time  to time, be illiquid.  Most United States futures exchanges limit  fluctuations in certain futures interest prices  during  a

single   day   by  regulations  referred  to  as   "daily   price

fluctuations  limits"  or  "daily  limits".   Pursuant  to   such

regulations,  during  a  single trading  day  no  trades  may  be executed  at prices beyond the daily limit.  If the price  for  a particular  futures  interest has increased or  decreased  by  an amount  equal  to  the  daily limit, positions  in  such  futures interest  can neither be taken nor liquidated unless traders  are

willing  to  effect  trades  at or  within  the  limit.   Futures

interests  prices  have occasionally moved the  daily  limit  for several consecutive days with little or no trading.  Such  market

conditions   could   prevent   the  Partnership   from   promptly

liquidating  its futures interests and result in restrictions  on redemptions.

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

Interest  ("Unit(s)") will affect the amount of  funds  available for investment in futures interests in subsequent periods.  Since they  are  at  the  discretion of Limited  Partners,  it  is  not possible  to  estimate the amount and therefore,  the  impact  of future redemptions, exchanges or sales of additional Units.



Results of Operations

For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  revenues including interest income of  $4,868,442 and  posted  a  decrease  in  Net  Asset  Value  per  Unit  after

accounting   for   brokerage  and  management  fees.   The   most

significant net losses were recorded in the global interest  rate futures  markets  from  short Japanese  government  bond  futures positions  early  in  the  quarter as  prices  surged  higher  in response  to  the Bank of Japan's aggressive easing  of  monetary policy  which brought short-term interest rates down to virtually zero.  Additional losses
were  experienced late in the quarter from newly established long positions as prices retreated following comments by Bank of Japan

Governor  Masaru Hayami that he expected interest rates in  Japan

to   rise  over  time.   In  the  metals  markets,  losses   were

experienced throughout a majority of the quarter from short  gold futures positions as gold prices reached a 2-month high on short-

covering  by speculative investment funds before selling  off  in

late  March.   In  the global stock index futures market,  losses

were  recorded  during  January  and  early  February  from  long

European stock index futures positions as European equity  prices moved  lower  amid  rising  global  bond  yields  and  skepticism

regarding  the  stability  of emerging market  economies.   These

losses  were partially offset by gains recorded during  March  in the  energy markets from long futures positions in crude oil  and its refined products, unleaded gas and heating oil, as oil prices moved  significantly  higher.  The substantial  recovery  in  oil prices during March was largely attributed to the news that  both

OPEC and non-OPEC countries had reached an agreement to cut total output by approximately two million barrels a day beginning April

1st.   In  the  currency  markets,  gains  were  recorded  during

February and March from short Swiss franc positions as its  value weakened  versus the U.S. dollar as investors reasoned  that  the

United States is the safest place to invest during the crisis  in

Kosovo due to the fact that it is geographically removed from the actual  conflict and possesses a powerful military force  and  on lack  of economic growth in Europe.  In the agricultural markets,

gains  were  recorded  during January  and  February  from  short futures positions in soybeans and soybean oil as prices trended steadily lower amid a healthy South American crop, weak world demand  and fears that Brazil will flood the market in an  effort to  aid  their ailing economy.  In soft commodities,  gains  were recorded  throughout a majority of the quarter from  short  cocoa futures  positions  as prices declined amid fears  that  Brazil's financial  troubles  will have an adverse effect  on  supply  and demand. Total expenses for the three months ended March 31,  1999 were  $5,179,582, resulting in a net loss of $311,140.  The value of a Unit decreased from $23.80 at December 31, 1998 to $23.76 at

March 31, 1999.



For the Quarter Ended March 31, 1998

For  the  quarter ended March 31, 1998, the Partnership  recorded total  trading  revenues including interest income of  $9,520,396

and  posted  an increase in Net Asset Value per Unit.   The  most

significant gains were recorded in the financial futures  markets due primarily to an upward trend in U.S. and European stock index futures during February and March.  Smaller profits were recorded in  European interest rate futures from long positions in German,

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

Australian dollar and Japanese yen.  Total expenses for the three months  ended  March 31, 1998 were $4,081,110, resulting  in  net income  of $5,439,286.  The value of a Unit increased from $20.85 at December 31, 1997 to $21.53 at March 31, 1998.



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

A  less  catastrophic but more likely scenario would  be  one  in which  trading  opportunities diminish as a result  of  technical problems resulting in illiquidity and fewer opportunities to make profitable trades. MSDW has begun developing various "contingency plans" in the event that the systems of such third parties  fail.

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



Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

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



The  Partnership's  total market risk is  influenced  by  a  wide variety  of factors, including the diversification effects  among the Partnership's existing open positions, the volatility present

within  the  market(s), and the liquidity of the  market(s).   At

varying  times,  each of these factors may act to  exacerbate  or mute the market risk associated with the Partnership.



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

Litigation Reform Act of

1995 (set forth in Section 27A of the Securities Act of 1933  and

Section  21E  of  the  Securities Exchange  Act  of  1934).   All

quantitative disclosures in this section are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in  the  fair value  of  the Partnership's open positions is directly reflected in  the  Partnership's earnings, whether realized or  unrealized,

and  the  Partnership's cash flow, as profits and losses on  open positions of exchange-traded futures interests are settled  daily through variation margin.



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


The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  market category as of March 31, 1999.  As of March 31,  1999,

the  Partnership's  total capitalization was  approximately  $207 million.

     Primary Market             March 31, 1999
     Risk Category              Value at Risk

     Interest Rate                 (0.46)%

     Currency                      (1.09)

     Equity                        (0.55)

      Commodity                         (0.77)

      Aggregate Value at Risk      (1.59)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR  of  the  Partnership's  open

positions   at   March  31,  1999  only  and  is  not   necessarily

representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is  the  speculative  trading of primarily futures  interests,  the

composition  of  its  portfolio  of  open  positions   can   change

significantly  over any given time period or even within  a  single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total net  assets for the four quarterly reporting periods from April  1,

1998 through March 31, 1999.

Primary Market Risk Category        High      Low      Average

Interest Rate                      (2.27)%   (0.46)%   (1.49)%

Currency                           (1.09)    (0.51)    (0.84)

Equity                             (0.55)    (0.21)    (0.37)

Commodity                          (0.91)    (0.51)    (0.75)

Aggregate Value at Risk            (2.68)%   (1.28)%   (1.99)%

Limitations on Value at Risk as an Assessment of Market Risk


The  face  value  of  the  market sector instruments  held  by  the

Partnership is typically many times the applicable margin  require-

ments,  as such margin requirements generally range between 2%  and

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

The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at March 31, 1999 and for the  end  of  the  four quarterly  reporting periods from April 1, 1998 through  March  31,

1999.   Since  VaR is based on historical data, VaR should  not  be

viewed   as   predictive  of  the  Partnership's  future  financial

performance or its ability to manage and monitor risk and there can

be  no  assurance  that  the  Partnership's  actual  losses  on   a

particular  day will not exceed the VaR amounts indicated  or  that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  However, such balances, as well as

any   market   risk  they  may  represent,  are  immaterial.    The

Partnership  also  maintains a substantial  portion  (approximately

90%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

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

Partnership  for the foreseeable future.  The changes  in  interest rates which have the most effect on the Partnership are changes  in

long-term,   as  opposed  to  short-term,  rates.   Most   of   the

speculative futures positions held by the Partnership are in medium-

to-long term instruments.  Consequently, even a material change  in short-term  rates would have little effect on the Partnership  were the medium-to-long term rates to remain steady.

     Currency.   The Partnership's currency exposure is to exchange

rate   fluctuations,  primarily  fluctuations  which  disrupt   the

historical  pricing relationships between different currencies  and currency pairs.  These fluctuations are influenced by interest rate

changes as well as political and general economic conditions.   The

Partnership trades in a large number of currencies, including cross-

rates - i.e., positions between two currencies other than the  U.S.

dollar.   However, the Partnership's major exposures have typically

been   in   the   dollar/euro,  dollar/Swiss  franc,   dollar/mark,

dollar/yen and dollar/pound positions.  Demeter does not anticipate that  the  risk profile of the Partnership's currency  sector  will change
significantly in the future, although it is difficult at this point to  predict  the  effect of the introduction of  the  euro  on  the

Trading Advisors' currency trading strategies.

      Equity.    The  Partnership's primary equity exposure  is  to

equity  price  risk in the G-7 countries.  The stock index  futures traded  by the Partnership are by law limited to futures on broadly

based  indices.   As  of March 31, 1999, the Partnership's  primary

exposures  were  in  the  S&P 500, Nikkei (Japan),  All  Ordinaries

(Australia)  and Hang Seng (China) stock indices.  The  Partnership is  primarily exposed to the risk of adverse price trends or static markets  in the major U.S., European and Japanese indices.  (Static markets  would  not cause major market changes but  would  make  it difficult  for  the  Partnership to avoid  being  "whipsawed"  into numerous small losses).

          Commodity.

          Metals.      The  Partnership's  primary  metals   market

exposure  is  to  fluctuations in the price  of  gold  and  silver.

Although certain Trading Advisors will from time to time trade base metals  such  as aluminum, copper, nickel and zinc,  the  principal market  exposures of the Partnership have consistently been in  the precious  metals,  gold and silver (and, to a much  lesser  extent,

platinum).    The   Trading  Advisors'  gold   trading   has   been

increasingly  limited  due  to  the long-lasting  and  mainly  non-

volatile  decline in the price of gold over the last  10-15  years.

However, silver prices have remained volatile over this period, and the  Trading  Advisors  have from time to  time  taken  substantial positions  as they have perceived market opportunities to  develop.

Demeter anticipates that gold and silver

     will  remain  the  primary  metals  market  exposure  for  the

Partnership.

      Soft  Commodities and Agriculturals.       The  Partnership's

primary  commodities exposure is to fluctuations in  the  price  of

soft   commodities  and  agriculturals  which  are  often  directly

affected  by  severe  or unexpected weather conditions.   Soybeans,

corn,  and  cocoa  accounted  for  the  substantial  bulk  of   the

Partnership's commodities exposure as of March 31,  1999.   In  the

past  the Partnership has had market exposure to lean hogs and  may do  so again in the future.  However, Demeter anticipates that  the

Trading  Advisors will maintain an emphasis on soybeans,  corn  and cocoa  in which the Partnership has historically taken its  largest positions.

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



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the  only non-trading  risk  exposure  of  the

Partnership as of March 31, 1999:

Foreign  Currency  Balances.   The  Partnership's  primary  foreign

currency  balances  are  in euros, British  pounds,  Swiss  francs,

German  mark and French francs.  The Partnership controls the  non-

trading  risk  of  these  balances by  regularly  converting  these balances back
into  dollars  (no  less frequently than twice  a  month  and  more

frequently  if  a  particular  foreign  currency  balance   becomes

unusually high).



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



Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash, which is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

                   PART II. OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in Item 3. of the Partnership's  1998 Form 10-K:



On  April  12,  1999,  the  defendants  filed  a  motion  in  the

California  action to oppose certification by the  court  of  the class in the California litigation.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Partnership initially registered 60,000 Units (prior to the 100 for  one  Unit conversion on April 30, 1998) of Limited Partnership

Interest  pursuant to a Registration Statement on Form  S-1,  which became  effective on May 17, 1991 (SEC File Number  33-39667),  and

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



The   Partnership  registered  an  additional  75,000  Units  (pre-

conversion) pursuant to a new Registration Statement of Form S-1, which became effective on August 31, 1993 (SEC File Number 33-

65072)  (the "Second Offering").  The Second Offering commenced  on

August  31,  1993  and terminated as of September  30,  1993,  with

74,408.337 Units sold.  The aggregate price of the Second  Offering amount  registered was $102,744,000, based upon an initial offering price  of $1,369.92.  The aggregate price of the Units sold  during the Second Offering was $116,617,866.



The   Partnership  registered  an  additional  60,000  Units  (pre-

conversion) pursuant to another Registration Statement on Form S-1,

which  became effective on October 17, 1996 (SEC File  Number  333-

1918),  (the  "Third Offering").  The Third Offering  commenced  on

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

Registration  Statement on Form S-1 (File No. 333-68773)  effective

January 21, 1999.

Units   are   being  sold  at  monthly  closings  (the  "Continuing

Offering")  as  of the last day of each month at a price  equal  to

100%  of  the  Net  Asset Value of a Unit as of the  date  of  such monthly closing.



Through  March  31, 1999, 16,410,766.621 Units were  sold,  leaving

4,703,200.479  Units  unsold as of March 31, 1999.   The  aggregate

price of the Units sold through March 31, 1999 is $241,039,752.



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




                          Morgan Stanley Dean Witter Spectrum
                          Select L.P. (Registrant)

                          By: Demeter Management Corporation
                               (General Partner)

May 14, 1999              By:  /s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                    Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.