Form 10-Q
period 1999-06-30
MORGAN STANLEY DEAN WITTER SPECTRUM SELECT LP
filed 1999-08-12
CIK 873799

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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

                         June 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 1999 (Unaudited) and December 31, 1998..........2

     Statements of Operations for the Quarters Ended
     June 30, 1999 and 1998 (Unaudited).......................3

     Statements of Operations for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)...................... 4

     Statements of Changes in Partners' Capital for the
     Six Months Ended June 30, 1999 and 1998
     (Unaudited)............................................. 5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited).......................6

         Notes to Financial Statements (Unaudited).............7-
     11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.....12-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk.......................................21-33

Part II. OTHER INFORMATION

Item 1. Legal Proceedings....................................34

Item 2. Changes in Securities and Use of Proceeds.........34-36

Item 6. Exhibits and Reports on Form 8-K.....................36





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                              201,633,502  187,619,419
 Net unrealized gain on open contracts10,625,031     8,435,054
 Net option premiums                   406,376             -

      Total Trading Equity         212,664,909  196,054,473

Subscriptions receivable            4,172,561     6,021,707
Interest receivable (DWR)             614,725       591,858

      Total Assets                 217,452,195  202,668,038

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Accrued brokerage fees (DWR)       1,273,562      1,164,344
 Redemptions payable                  996,957         939,381
 Accrued management fees              526,991             481,797

      Total Liabilities              2,797,510     2,585,522

Partners' Capital

 Limited Partners (8,946,936.109 and
  8,274,690.051 Units, respectively) 211,508,705  196,915,644
 General Partner (133,076.700
  Units)                            3,145,980       3,166,872

 Total Partners' Capital          214,654,685     200,082,516

  Total  Liabilities and Partners' Capital    217,452,195   202,6
68,038


NET ASSET VALUE PER UNIT                23.64              23.80

          The accompanying notes are an integral part of these financial statements.


        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (2,404,548)  (5,464,460)
    Net change in unrealized     4,846,371        481,970

      Total Trading Results      2,441,823   (4,982,490)

 Interest Income (DWR)           1,854,465     1,658,741

      Total Revenues             4,296,288      (3,323,749)


EXPENSES

 Brokerage fees (DWR)            3,834,038    2,345,736
 Management fees                 1,586,497    1,173,394
 Transaction fees and costs        -            219,256
             Administrative          expenses                   -
25,000

      Total Expenses             5,420,535     3,763,386


NET LOSS                         (1,124,247)   (7,087,135)


NET LOSS ALLOCATION

                         Limited                         Partners
(1,108,526)                                           (6,967,561)
General                                                   Partner
(15,721)                    (119,574)


NET LOSS PER UNIT

                         Limited                         Partners
(.12)                                      (.90)
                          General                         Partner
(.12)                            (.90)

          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     3,393,720    6,761,724
    Net change in unrealized     2,189,977     (3,968,065)

      Total Trading Results      5,583,697    2,793,659

 Interest Income (DWR)           3,581,033       3,402,988

      Total Revenues             9,164,730       6,196,647


EXPENSES

 Brokerage fees (DWR)            7,497,645    4,707,505
 Management fees                 3,102,472    2,447,663
 Transaction fees and costs       -             625,328
             Administrative          expenses                   -
64,000

    Total Expenses              10,600,117     7,844,496

NET LOSS                         (1,435,387)  (1,647,849)

NET LOSS ALLOCATION

 Limited Partners                (1,414,495)  (1,619,335)
    General Partner                 (20,892)    (28,514)
NET LOSS PER UNIT

                         Limited                         Partners
(.16)                              (.22)
                          General                         Partner
(.16)                             (.22)



          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1997  8,000,551.600          $163,999,307          $2,774,014
$166,773,321

Subscriptions       181,984.824            3,751,903             -
3,751,903

Net Loss              -                    (1,619,335)           (28,514)
(1,647,849)

Redemptions         (526,845.708)             (10,933,118)                 -
(10,933,118)

Partners' Capital,
 June 30, 1998    7,655,690.716            $155,198,757          $2,745,500
$157,944,257




Partners' Capital,
 December 31, 1998  8,407,766.751          $196,915,644          $3,166,872
$200,082,516

Subscriptions     1,055,346.328            25,160,601            -
25,160,601
Net Loss              -                    (1,414,495)           (20,892)
(1,435,387)

Redemptions         (383,100.270)            (9,153,045)                         -
(9,153,045)

Partners' Capital,
 June 30, 1999      9,080,012.809          $211,508,705          $3,145,980
$214,654,685







           The accompanying notes are an integral part of these financial statements.


        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net     loss                                          (1,435,387)
(1,647,849)
Noncash item included in net loss:
      Net  change  in  unrealized       (2,189,977)             3
,968,065
    Net option premiums            (406,376)             -

(Increase) decrease in operating assets:
    Interest receivable (DWR)        (22,867)            76,478
      Due  from  DWR                       -                    1
,097,517

Increase (decrease) in operating liabilities:
    Accrued brokerage fees (DWR)    109,218              938,360
    Accrued management fees          45,194              (35,386)
        Accrued     administrative     expenses                 -
(72,499)

Net  cash  provided  by  (used  for)  operating  activities    (3
,900,195)                                      4,324,686


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering  of  units                25,160,601                3
,751,903
   (Increase)   decrease  in  subscriptions   receivable1,849,146
(3,488,888)
 Increase in redemptions payable     57,576              50,773
      Redemptions      of      units                  (9,153,045)
(10,933,118)

 Net cash provided by (used for) financing activities  17,914,278
(10,619,330)
  Net  increase  (decrease)  in  cash  14,014,083               (
6,294,644)

     Balance     at    beginning    of    period      187,619,419
158,178,925

     Balance     at     end    of    period           201,633,502
151,884,281


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

Report on Form 10-K.



1. Organization

Morgan  Stanley  Dean Witter Spectrum Select L.P.  is  a  limited partnership  organized  to engage primarily  in  the  speculative trading  of  futures  and forward contracts, options  on  futures contracts,  physical  commodities and other commodity  interests,

including,  but  not  limited  to foreign  currencies,  financial

instruments,    metals,   energy   and   agricultural    products

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

Global   Balanced  L.P.,  Morgan  Stanley  Dean  Witter  Spectrum

Strategic  L.P. and Morgan Stanley Dean Witter Spectrum Technical

L.P.  On June 1, 1998, the Partnership became one of the Spectrum

Series  of  funds.  At that time, each outstanding  Unit  of  the

Partnership  was  converted into 100 Units and its  name  changed from  Select  Futures Fund L.P.  The number of Units  outstanding and  the  Net Asset Value per Unit in the accompanying  financial statements have been

         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


adjusted  to  reflect this conversion.  The  general  partner  is

Demeter  Management  Corporation ("Demeter").   The  non-clearing

commodity  broker is Dean Witter Reynolds, Inc.  ("DWR")  and  an

unaffiliated   clearing  commodity  broker,  Carr  Futures   Inc.

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

DWR  pays interest on these funds based on a prevailing  rate  on

U.S.   Treasury  bills.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.  The Partnership pays brokerage fees to DWR.



3.  Financial Instruments

The Partnership trades futures and forward contracts, options  on futures  contracts,  physical  commodities  and  other  commodity interests,  including,  but not limited  to  foreign  currencies,

financial instruments, metals, energy and agricultural products.

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

Partnership  elected  to adopt the provisions  of  SFAS  No.  133 beginning  with  the  fiscal year that ended December  31,  1998.

SFAS  No. 133 supersedes SFAS No. 119 and No. 105, which required

the   disclosure   of   average   aggregate   fair   values   and

contract/notional  values, respectively, of derivative  financial instruments for an entity which carries its assets at fair value.

The  application  of  SFAS No. 133 does not  have  a  significant effect on the Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the Statements of Financial Condition and totaled $10,625,031 and

$8,435,054 at June 30, 1999 and December 31, 1998, respectively.

         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




Of  the $10,625,031 net unrealized gain on open contracts at June

30,  1999,  $10,388,605  related to exchange-traded  futures  and futures-styled  option  contracts and $236,426  related  to  off-

exchange-traded forward currency contracts.



Of  the  $8,435,054  net unrealized gain  on  open  contracts  at

December 31, 1998, $8,982,276 related to exchange-traded  futures and  futures-styled options contracts and $(547,222)  related  to off-exchange-traded forward currency contracts.




Exchange-traded futures and futures-styled options contracts held by  the Partnership at June 30, 1999 and December 31, 1998 mature through  June 2000 and December 1999, respectively. Off-exchange-

traded forward currency contracts held by the Partnership at June

30,  1999 and December 31, 1998 mature through September 1999 and

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

Trading  Commission ("CFTC") to segregate from their own  assets,

and  for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-

styled  options contracts, including an amount equal to  the  net unrealized  gain  on all open futures and futures-styled  options contracts,  which  funds, in the aggregate, totaled  $212,022,107 and  $196,601,695  at  June  30,  1999  and  December  31,  1998,

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



Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading  revenues including interest income of  $4,296,288 and,  after  expenses, posted a decrease in Net Asset  Value  per

Unit.  The  most significant net trading losses were recorded  in the  metals markets from long silver futures positions during May as  prices  moved  lower on the Silver Institute's  report  which indicated  a drop in fabrication demand last year and a  jump  in

government  sales.   Losses  were  also  experienced  from   long

positions in copper futures during May as the prices of most base metals fell significantly amid large supply, low demand and the

unlikely  possibility  of  a production  cut.   In  the  currency

markets,  losses were experienced from trading the British  pound as  its value moved in a choppy pattern versus the U.S. dollar as positive economic data that supported recovery hopes in the  U.K.

drove  the pound higher, only for it to retreat when the Bank  of

England  stated  that it might cut interest  rates  to  stem  any undesirable appreciation of the pound.  Smaller losses were  also recorded  in  the  agricultural markets  from  trading  corn  and soybean  meal  futures  as prices in these  markets  moved  in  a trendless  manner  throughout the quarter on  inconsistencies  in reports of supply levels, global demand and weather conditions in

key  growing  regions.   A majority of the Partnership's  overall

losses for the quarter was offset by gains in the global interest rate  futures  markets from short positions in European  interest rate  futures  during April and June as prices  declined  due  to dampened  sentiment  regarding the European  Monetary  Union  and fears  of  an interest rate hike in the U.S.  Additional  profits were  recorded from short positions in U.S. interest rate futures as  domestic  bond prices moved lower during May  and  June  amid fears  of a tighter Federal Reserve monetary policy and a higher-

than-expected  rise in the Consumer Price Index.  Total  expenses for  the  three  months  ended June  30,  1999  were  $5,420,535,

resulting  in  a  net loss of $1,124,247.  The value  of  a  Unit decreased  from $23.76 at March 31, 1999 to $23.64  at  June  30,

1999.



For  the six months ended June 30, 1999, the Partnership recorded total trading revenues including interest income of $9,164,730 and, after expenses, posted a decrease in Net Asset Value per

Unit. The most significant net trading losses were experienced in the  metals  markets particularly during the month of March  from long silver futures positions as prices declined during mid-month after  Berkshire Hathaway's annual report failed to  provide  any new information on the company's silver positions.  In the global stock  index  futures  market, losses  were  recorded  from  long positions  in European stock index futures as prices moved  lower during  January and early February amid skepticism regarding  the stability of emerging market economies.  Prices in these  markets continued  to  decline during May and June amid fears  of  higher interest  rates  in  the U.S.  A majority  of  the  Partnership's overall losses for the year was offset by gains recorded  in  the global  interest  rate futures markets from  short  positions  in

European  bond  futures during April and June as prices  declined due  to dampened sentiment regarding the European Monetary  Union

and  fears  of  an  interest rate hike in  the  U.S.   Additional

profits  were  recorded during the first half of  the  year  from short  positions in U.S. interest rate futures as  domestic  bond prices  moved lower during February on strong economic  data,  as well  as  during  May and June amid fears of  a  tighter  Federal

Reserve  monetary policy and a higher-than-expected rise  in  the

Consumer Price Index.  In the energy markets, gains were recorded from  long  positions  in  crude  oil  futures  as  prices  moved

considerably   higher  during  March,  April   and   June.    The

substantial recovery in oil prices during the first half  of  the year was largely attributed to the news of a decline in inventory levels  that resulted from an agreement reached by both OPEC  and non-OPEC countries to cut total
output.  Additional profits were recorded in the currency markets from  short positions in the Swiss franc and the European  common currency  as the value of the franc and euro declined versus  the

U.S.  dollar throughout most of the year.  The weakness in  these

European  currencies  relative to the  U.S.  dollar  was  largely attributed  to  concerns regarding European economic  growth  and potentially  widening interest rate differentials between  Europe and  the  U.S.  Investors also sold francs and euros for  dollars during  the first half of the year in response to the  crisis  in

Yugoslavia on the rationale that the United States was the safest place to invest during the crisis in Kosovo.  Smaller gains  were recorded  in  the agricultural markets during January,  February,

May  and  June  from short futures positions in soybean  oil  and soybeans  as  prices trended steadily lower amid a healthy  South

American  crop,  fears that Brazil will flood the  market  in  an effort  to aid their ailing economy and on a bearish USDA supply-

demand  report. Total expenses for the six months ended June  30,

1999  were  $10,600,117, resulting in a net loss  of  $1,435,387.

The value of a Unit decreased from $23.80 at December 31, 1998 to

$23.64 at June 30, 1999.



For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total  trading  losses net of interest income of  $3,323,749  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant losses were recorded in the financial futures markets from long positions in Australian interest rate futures as prices in this market moved lower during April and June. Additional losses were recorded from trading U.S. interest rate futures during  April as domestic bond prices moved in a choppy  pattern.

In agricultural futures, losses were experienced during June from short  positions  in  soybean futures  as  prices  moved  higher.

Losses  were  also  recorded  from trading  soybean  oil  futures throughout the quarter. Currencies losses were experienced during

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

Smaller gains were recorded in soft commodities during June  from long  positions in cotton futures and short positions  in  coffee futures.  Total expenses for the three months ended June 30, 1998

were  $3,763,386,  resulting in a net loss  of  $7,087,135.   The

value of a Unit decreased from $21.53 at March 31, 1998 to $20.63 at June 30, 1998.



For  the six months ended June 30, 1998, the Partnership recorded total  trading  revenues including interest income of  $6,196,647 and,  after  expenses, posted a decrease in Net Asset  Value  per

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

January,  February  and  March from long  positions  in  European interest rate futures and global stock index futures as prices in these  markets  trended higher.  A portion of  the  Partnership's overall  losses  for  the first half of the year  was  offset  by profits from short crude and heating oil futures positions as oil prices  moved lower during January, February and June. Additional profits  recorded from short sugar futures positions,  as  prices declined during January and February, contributed in offsetting a portion  of the overall Partnership losses for the first half  of the year.  Total expenses for the six months ended June 30, 1998
were  $7,844,496,  resulting in a net loss  of  $1,647,849.   The

value  of  a Unit decreased from $20.85 at December 31,  1997  to

$20.63 at June 30, 1998.



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



The  Partnership's past performance is not necessarily indicative of  its  future results.  Any attempt at quantifying the Partner-

ship's  market risk must be qualified by the inherent uncertainty of  its  speculative trading, which may cause future  losses  and

volatility   (i.e.  "risk  of  ruin")  far  in  excess   of   the

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's   total  capitalization  was   approximately   $214

million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Interest Rate                  (1.61)%

     Currency                       (1.52)

     Equity                         (0.82)

     Commodity                      (0.86)

     Aggregate Value at Risk        (2.83)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.



The  table  above  represents the VaR of the  Partnership's  open

positions   at  June  30,  1999  only  and  is  not   necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.


The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net Assets for the four quarterly reporting periods from July  1,

1998 through June 30, 1999.

Primary Market Risk Category        High      Low      Average

Interest Rate                      (2.17)%   (0.46)%    (1.33)%

Currency                           (1.52)    (0.51)     (0.98)

Equity                             (0.82)    (0.21)     (0.49)

Commodity                          (0.91)    (0.51)     (0.76)

Aggregate Value at Risk            (2.83)%   (1.28)%    (2.03)%

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

The foregoing VaR tables present the results of the Partnership's

VaR for each of the Partnership's market risk exposures and on an aggregate  basis  at June 30, 1999 and for the end  of  the  four quarterly  reporting periods from July 1, 1998 through  June  30,

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

Partnership  also maintains a substantial portion  (approximately

84%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.


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

Demeter and the Trading Advisors for managing such exposures  are subject  to numerous uncertainties, contingencies and risks,  any one  of which could cause the actual results of the Partnership's risk  controls to differ materially from the objectives  of  such

strategies.   Government interventions, defaults  and  expropria-

tions,  illiquid  markets, the emergence of dominant  fundamental

factors,   political  upheavals,  changes  in  historical   price

relationships,  an  influx of new market participants,  increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk

management  strategies  of the Partnership.   Investors  must  be

prepared to lose all or substantially all of their investment  in the Partnership.



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

      Interest Rate. The primary trading risk market exposure  in the Partnership is in the interest rate sector.  Exposure at June

30,  1999  was  spread  across  the U.S.,  European,  Australian,

German,  and  Japanese  interest  rate  sectors.   Interest  rate

movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value

of  its  stock  index  and  currency  positions.   Interest  rate

movements  in  one  country  as well as  relative  interest  rate movements  between countries materially impact the  Partnership's profitability.  The Partnership's primary interest rate  exposure is  generally to interest rate fluctuations in the United  States and the other G-7 countries.  However, the Partnership also takes futures  positions  in the government debt of smaller  nations  -

e.g.  Australia  and  Spain.  Demeter anticipates  that  G-7  and

Australian  interest rates will remain the primary interest  rate

exposure  of  the  Partnership for the foreseeable  future.   The

changes  in  interest rates, which have the most  effect  on  the

Partnership, are changes in long-term, as opposed to  short-term,

rates.   Most  of the speculative futures positions held  by  the

Partnership    are    in   medium-to-long    term    instruments.

Consequently,  even a material change in short-term  rates  would have  little  effect on the Partnership, were the  medium-to-long term rates to remain steady.

      Currency.  The second largest market exposure at  June  30,

1999  was  in  the currency complex.  The Partnership's  currency exposure is to exchange rate fluctuations, primarily fluctuations

which   disrupt  the  historical  pricing  relationships  between

different  currencies and currency pairs.  Interest rate  changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the second quarter of

1999, the Partnership's major exposures were in the euro currency crosses  and outright U.S. dollar positions.  (Outright positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include the major and minor currencies).  Demeter does not  anticipate  that  the  risk  profile  of  the  Partnership's

currency  sector  will change significantly in the  future.   The

currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than dollars.

      Equity.    The  primary equity exposure is to equity  price

risk in the G-7 countries.  The stock index futures traded by the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  June  30,  1999,  the  Partnership's   primary

exposures  were  in the S&P 500 (U.S.), Nikkei (Japan)  and  Hang

Seng (China) stock indices.  The Partnership is primarily exposed to  the  risk  of adverse price trends or static markets  in  the

U.S.,  European and Japanese indices.  (Static markets would  not cause  major market changes but would make it difficult  for  the

Partnership  to  avoid  being  "whipsawed"  into  numerous  small losses).

     Commodity.

     Metals.    The Partnership's primary metals market  exposure

is  to  fluctuations in the price of gold and  silver.   Although

certain  Trading  Advisors will, from time to  time,  trade  base metals  such  as  copper, aluminum, zinc,  nickel  and  tin,  the principal  market exposures of the Partnership have  consistently been  in precious metals, gold and silver.  The Trading Advisors'

gold  trading  has  been increasingly limited due  to  the  long-

lasting and mainly non-volatile decline in the price of gold over the  last  10-15  years.  However, silver  prices  have  remained volatile  over this period, and the Trading Advisors  have,  from time  to time, taken substantial positions as they have perceived market  opportunities to develop.  Demeter anticipates that  gold and silver will remain the primary metals market exposure for the

Partnership.

     Soft  Commodities and Agriculturals.  On June 30, 1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was in  the  soybean, cotton and coffee markets.  Supply  and  demand inequalities,  severe weather disruption and market  expectations affect price movements in these markets.

     Energy.    On  June  30,  1999,  the  Partnership's   energy

exposure  was shared by futures contracts in the oil and  natural gas  markets.  Price  movements  in  these  markets  result  from political developments in the Middle East, weather patterns,  and other  economic fundamentals.  As oil prices have broken  out  of low price ranges achieved in 1998, it is possible that volatility

                                    will   increase   as    well.

Significant  profits  and losses have been and  are  expected  to continue to be experienced in this market.  Natural gas,  also  a primary  energy  market exposure, has exhibited  more  volatility than  the  oil  markets on an intra-day and daily  basis  and  is expected to continue in this choppy pattern.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 1999:

     Foreign Currency Balances. The Partnership's primary foreign currency  balances  are  in euros, Swiss  francs,  South  African rands, British pounds and Japanese yen.  The Partnership controls the  non-trading  risk of these balances by regularly  converting

these  balances  back  into  dollars  upon  liquidation  of   the

respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which the Partnership and the  Trading  Advisors,

severally,  attempt to manage the risk of the Partnership's  open positions  are  essentially the same  in  all  market  categories traded.  Demeter  attempts  to manage  the  Partnership's  market exposure  by  (i)  diversifying the  Partnership's  assets  among different  Trading  Advisors, each of whose strategies  focus  on different  market  sectors  and  trading  approaches,  and  (ii),

monitoring  the performance of the Trading Advisors  on  a  daily

basis.   In  addition, the Trading Advisors establish  diversifi-

cation guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market sensitive  instrument. One should be aware that  certain  Trading

Advisors  treat  their  risk control policies  as  strict  rules,

whereas others treat such policies as general guidelines.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisors.

                   PART II. OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



With   respect   to  the  plaintiff's  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The  Partnership initially registered 60,000 Units (prior to  the

100  for  one  Unit conversion on April 30, 1998) pursuant  to  a

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



The  Partnership registered an additional 60,000 Units  (pre-con-

version) pursuant to another Registration Statement on Form  S-1,

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



5,000,000 additional Units were registered pursuant to a

Registration Statement on Form S-1 (File No. 333-68773) effective

January  21,  1999.  The managing underwriter for the Partnership is DWR.



Units  are being sold at monthly closings as of the last  day  of each  month at a price equal to 100% of the Net Asset Value of  a

Unit as of the date of such monthly closing.



Through  June  30, 1999, 16,979,667.157 Units of the  Partnership

were  sold,  leaving 4,134,299.943 Units unsold as  of  June  30,

1999.   The  aggregate price of the Units sold through  June  30,

1999 is $254,652,865.



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




                          Morgan Stanley Dean Witter Spectrum
                          Select L.P. (Registrant)

                          By: Demeter Management Corporation
                               (General Partner)

August 13, 1999           By:  /s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                    Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.