Form 10-Q
period 1999-09-30
MORGAN STANLEY DEAN WITTER SPECTRUM SELECT LP
filed 1999-11-12
CIK 873799

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

                      September 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     Sepember 30, 1999 (Unaudited) and December 31, 1998......2

     Statements of Operations for the Quarters Ended
     September 30, 1999 and 1998 (Unaudited)..................3

     Statements of Operations for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)..................4

     Statements of Changes in Partners' Capital for the
     Nine Months Ended September 30, 1999 and 1998
     (Unaudited)............................................. 5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)..................6

         Notes to Financial Statements (Unaudited).............7-
     12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.....13-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk.......................................23-34

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................... 35

Item 2. Changes in Securities and Use of Proceeds.........35-37

Item 6. Exhibits and Reports on Form 8-K.....................37





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                   September 30,   December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                              205,893,235  187,619,419
 Net unrealized gain on open contracts11,242,606     8,435,054
 Net option premiums                   119,075             -

      Total Trading Equity         217,254,916  196,054,473

Subscriptions receivable            7,134,632     6,021,707
Interest receivable (DWR)             677,146       591,858

      Total Assets                 225,066,694  202,668,038

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Accrued brokerage fees (DWR)       1,284,077      1,164,344
 Redemptions payable                1,133,365         939,381
 Accrued management fees              531,342             481,797

      Total Liabilities              2,948,784     2,585,522

Partners' Capital

 Limited Partners (9,573,810.811 and
  8,274,690.051 Units, respectively) 219,072,781  196,915,644
 General Partner (133,076.700 Units)      3,045,129    3,166,872

 Total Partners' Capital          222,117,910     200,082,516

  Total  Liabilities and Partners' Capital    225,066,694   202,6
68,038


NET ASSET VALUE PER UNIT                22.88              23.80

          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (3,931,581) 18,652,736
    Net change in unrealized       617,575      26,554,556

      Total Trading Results     (3,314,006)  45,207,292

 Interest Income (DWR)           1,990,033       1,702,214

      Total Revenues            (1,323,973)    46,909,506


EXPENSES

 Brokerage fees (DWR)            3,843,448   3,060,254
 Management fees                 1,590,392     1,267,982
 Incentive fees                   -             1,828,624

      Total Expenses             5,433,840     6,156,860


NET INCOME (LOSS)                (6,757,813)   40,752,646


NET INCOME (LOSS) ALLOCATION

                         Limited                         Partners
(6,656,962)                                            40,056,058
General                                                   Partner
(100,851)                    696,588


NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(0.76)                                     5.24
                          General                         Partner
(0.76)                         5.24



          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (537,861)   25,414,460
    Net change in unrealized    2,807,552     22,586,491

      Total Trading Results     2,269,691    48,000,951

 Interest Income (DWR)         5,571,066         5,105,202

      Total Revenues           7,840,757        53,106,153


EXPENSES

 Brokerage fees (DWR)         11,341,093     7,767,759
 Management fees               4,692,864     3,715,645
 Incentive fees                  -           1,828,624
 Transaction fees and costs      -             625,328
            Administrative        expenses                      -
64,000

    Total Expenses            16,033,957       14,001,356

NET INCOME (LOSS)             (8,193,200)       39,104,797

NET INCOME (LOSS) ALLOCATION

                         Limited                         Partners
(8,071,457)                   38,436,723
            General         Partner                     (121,743)
668,074

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(0.92)                                     5.02
                          General                         Partner
(0.92)                               5.02


           The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1997  8,000,551.600          $163,999,307          $2,774,014
$166,773,321

Continuous Offering 682,462.929            15,265,517            -
15,265,517

Net Income            -                    38,436,723            668,074
39,104,797

Redemptions         (780,700.008)             (16,746,747)                 -
(16,746,747)

Partners' Capital,
 September 30, 1998  7,902,314.521         $200,954,800          $3,442,088
$204,396,888




Partners' Capital,
 December 31, 1998  8,407,766.751          $196,915,644          $3,166,872
$200,082,516

Continuous Offering 1,860,174.413          43,411,765            -
43,411,765
Net Loss               -                   (8,071,457)           (121,743)
(8,193,200)

Redemptions         (561,053.653)            (13,183,171)                  -
(13,183,171)

Partners' Capital,
 September 30, 1999 9,706,887.511          $219,072,781          $3,045,129
$222,117,910





           The accompanying notes are an integral part of these financial statements.



        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                  (8,193,200)              3
9,104,797
Noncash item included in net income (loss):
      Net  change  in  unrealized       (2,807,552)             (
22,586,491)

(Increase) decrease in operating assets:
    Net option premiums             (119,075)            -
    Interest receivable (DWR)        (85,288)            39,438
           Due        from        DWR                           -
1,097,517

Increase (decrease) in operating liabilities:
      Accrued  brokerage  fees  (DWR)     119,733               1
,151,853
    Accrued management fees          49,545              52,956
      Incentive  fees  payable             -                    1
,308,547
       Accrued    administrative    expenses                    -
(72,499)

Net  cash  provided  by  (used  for)  operating  activities    (1
1,035,837)                                     20,096,118


CASH FLOWS FROM FINANCING ACTIVITIES

   Continuous   offering              43,411,765                1
5,265,517
   Increase  in  subscriptions  receivable(1,112,925)           (
3,515,676)
   Increase  (decrease)  in  redemptions  payable193,984        (
639,648)
      Redemptions      of      units                 (13,183,171)
(16,746,747)

   Net   cash   provided  by  (used  for)  financing   activities
29,309,653                                       (5,636,554)
   Net  increase  in  cash             18,273,816               1
4,459,564

     Balance     at     beginning    of    period     187,619,419
158,178,925

     Balance     at     end    of    period           205,893,235
172,638,489


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

DWR  pays interest on these funds based on a prevailing  rate  on

U.S.  Treasury  bills.  The Partnership pays brokerage  fees  and brokerage expenses incurred to DWR.



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



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the Statements of Financial Condition and totaled $11,242,606 and

         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




$8,435,054  at  September  30,  1999  and  December   31,   1998,

respectively.



Of  the  $11,242,606  net unrealized gain on  open  contracts  at

September 30, 1999, $9,702,810 related to exchange-traded futures and futures-styled option contracts and $1,539,796 related to off-

exchange-traded forward currency contracts.



Of  the  $8,435,054  net unrealized gain  on  open  contracts  at

December 31, 1998, $8,982,276 related to exchange-traded  futures and  futures-styled options contracts and $(547,222)  related  to off-exchange-traded forward currency contracts.




Exchange-traded futures and futures-styled options contracts held by  the  Partnership at September 30, 1999 and December 31,  1998

mature  through  September 2000 and December 1999,  respectively.

Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at September 30, 1999 and December 31,  1998  mature through December 1999 and March 1999, respectively.



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

Trading  Commission ("CFTC") to segregate from their own  assets,

and  for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-

styled  options contracts, including an amount equal to  the  net unrealized  gain  on all open futures and futures-styled  options contracts,  which  funds, in the aggregate, totaled  $215,596,045 and  $196,601,695  at September 30, 1999 and December  31,  1998,

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$1,323,973 and posted a decrease in Net Asset Value per Unit. The most  significant losses were recorded in the global stock  index futures  markets  from  long S&P 500 Index futures  positions  as prices  fell  during  July after Federal  Reserve  Chairman  Alan

Greenspan  said  that the economy may be growing fast  enough  to warrant a second interest rate increase later this year.  During

August,  losses  were recorded from short S&P 500  Index  futures positions as prices increased after the Producer Price Index  for

July  showed that inflation remained under control as the economy continued to grow.  In the global interest rate futures  markets,

losses  were  experienced during August from short U.S.  interest rate  futures positions as U.S. Treasury prices moved temporarily higher  on  benign  inflation data, a successful  corporate  bond offering and the Federal Reserve's anticipated decision to  raise

interest  rates.   Additional  losses  were  experienced   during

September  from  short positions in Australian  bond  futures  as prices  spiked  higher  on technically  based  buying  and  short

covering.   In the currency markets, losses were recorded  during

July   from   short   euro  positions  as  its   value   reversed

significantly higher versus the U.S. dollar due to a better-than-

expected German business sentiment survey and a record U.S. trade

deficit.   Offsetting currency gains were recorded during  August

and  September from long Japanese yen positions as the  value  of the yen climbed to a 44-month high versus the U.S. dollar due  to positive  economic  data out of that country  and  optimism  over

Japan's  economic  recovery.   A  portion  of  the  Partnership's

overall  losses for the quarter was offset by gains  recorded  in the  energy markets from long positions in crude oil futures  and its refined products, unleaded gas and heating oil, as oil prices climbed  higher  during August and September due to  a  perceived tightness  in  the  gasoline market and an announcement  by  OPEC ministers  stating that they would continue to adhere to  agreed-

upon  output  cuts through the first quarter  of  2000.   In  the

metals markets, gains were recorded from long gold futures positions as prices skyrocketed due to the results of the Bank of

England's   second  gold  auction  on  September   21   and   the

announcement  of  a  plan by several European  central  banks  to

restrict  sales  of  their gold reserves for five  years.   Total

expenses  for  the  three months ended September  30,  1999  were

$5,433,840, resulting in a net loss of $6,757,813.  The value  of a  Unit  decreased  from $23.64 at June 30,  1999  to  $22.88  at

September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$7,840,757  and, after expenses, posted a decrease in  Net  Asset

Value  per Unit. The most significant losses were experienced  in the  global  stock index futures markets from long  positions  in

European stock index futures as prices moved lower during January and  early  February amid skepticism regarding the  stability  of emerging market economies.  Prices in these markets continued  to decline  during May and June amid fears of higher interest  rates

in  the  U.S.   In  the metals markets, losses  were  experienced

during  the month of March from long silver futures positions  as prices  declined  during  mid-month  after  Berkshire  Hathaway's annual  report  failed  to provide any  new  information  on  the company's silver positions.  Offsetting gains were recorded  from long  positions  in  gold futures as gold  prices  soared  during

September following the Bank of England's second gold auction and an  announcement by several European central banks  stating  that they  were to restrict the sales of gold reserves for five years.

In the global interest rate futures markets, losses were recorded during September from short positions in Australian bond futures  as prices spiked higher on technically based buying  and short  covering.  Losses were also recorded from  short  Japanese government  bond futures positions early in the first quarter  as

prices   surged  higher  in  response  to  the  Bank  of  Japan's

aggressive  easing  of monetary policy.  Additional  losses  were experienced  later  in the first quarter from  newly  established long positions as prices retreated following comments by Bank  of

Japan  Governor Masaru Hayami that he expected interest rates  in

Japan to rise over time.  Offsetting gains were recorded in  this market  sector  from  short positions in  European  bond  futures during  April  and  June  as  prices  declined  due  to  dampened sentiment regarding the European Monetary Union and fears  of  an interest  rate  hike in the U.S.  A portion of the  Partnership's overall losses was offset by gains recorded in the energy markets from  long  futures  positions  in  crude  oil  and  its  refined products, unleaded gas and heating oil, as prices climbed  higher during March following an agreement reached by both OPEC and non-

OPEC  countries  to cut total output beginning  April  1st.   Oil

prices continued to move higher throughout the third quarter  due to declining supplies, increasing demand and evidence that output cuts  were  being  adhered to.  In soft commodities,  gains  were recorded  throughout a majority of the first quarter  from  short cocoa  futures  positions  as prices  declined  amid  fears  that

Brazil's financial troubles will have an adverse effect on supply and  demand.  Total expenses for the nine months ended  September

30, 1999 were $16,033,957, resulting in a net loss of $8,193,200.

The value of a Unit decreased from $23.80 at December 31, 1998 to

$22.88 at September 30, 1999.



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

Partnership's overall gains for the quarter was offset by  losses recorded in the metals markets primarily from short gold  futures positions held during September as precious metals prices  jumped higher due to
the  U.S.  dollar's  weakness.  Likewise,  short  silver  futures positions  resulted in smaller losses.  Short positions  in  base metals futures also resulted in losses as prices moved higher  in early  July.  In the soft commodities markets, long positions  in coffee  futures  produced losses during August as  coffee  prices fell  on  increased supply and shrinking demand.  Total  expenses for  the  three months ended September 30, 1998 were  $6,156,860,

resulting  in  net income of $40,752,646.  The value  of  a  Unit

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

$39,104,797.   The  value  of  a Unit  increased  from  20.85  at

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

Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

Introduction

The  Partnership  is a commodity pool engaged  primarily  in  the speculative  trading of futures interests.  The  market-sensitive instruments  held  by  the Partnership are  acquired  solely  for

speculative   trading  purposes  and,  as  a   result,   all   or

substantially all of the Partnership's assets are subject to  the risk  of trading loss.  Unlike an operating company, the risk  of market-sensitive instruments is integral, not incidental, to  the

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

Partnership's   experience   to  date   and/or   any   reasonable

expectation premised upon historical changes in the fair value of its market-sensitive instruments.


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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of September 30, 1999.  As of September 30,

1999,  the  Partnership's total capitalization was  approximately

$222 million.

     Primary Market           September 30, 1999
     Risk Category              Value at Risk

     Interest Rate                  (0.50)%

     Currency                       (1.20)

     Equity                         (0.31)

     Commodity                      (1.48)

     Aggregate Value at Risk        (1.93)%


Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 1999 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.


The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net  Assets for the four quarterly reporting periods from October

1, 1998 through September 30, 1999.

Primary Market Risk Category        High      Low      Average

Interest Rate                     (1.61)%    (0.46)%    (0.91)%

Currency                           (1.52)    (0.51)     (1.08)

Equity                             (0.82)    (0.31)     (0.51)

Commodity                          (1.48)    (0.77)     (1.00)

Aggregate Value at Risk            (2.83)%   (1.28)%    (1.91)%

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



The foregoing VaR tables present the results of the Partnership's

VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 1999 and for the end of the four

quarterly   reporting  periods  from  October  1,  1998   through

September  30, 1999.  Since VaR is based on historical data,  VaR should  not  be viewed as predictive of the Partnership's  future financial  performance or its ability to manage and monitor  risk and  there  can  be  no  assurance that the Partnership's  actual losses  on  a  particular  day will not exceed  the  VaR  amounts indicated or that such losses will not occur more than 1  in  100 trading days.

Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well

as  any  market  risk  they may represent, are  immaterial.   The

Partnership  also maintains a substantial portion  (approximately

83%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.


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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 1999, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.

      Currency. The primary market exposure at September 30, 1999 in the Partnership was in the currency sector.  The Partnership's currency  exposure  is  to exchange rate fluctuations,  primarily fluctuations  which disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies, including cross-rates -  i.e.,  positions between two currencies other than the U.S. dollar.  For the third quarter  of 1999, the Partnership's major exposures were  in  the

euro   currency  crosses  and  outright  U.S.  dollar  positions.

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

      Interest  Rate. The Partnership's exposure in the  interest rate  market  complex  was  spread  across  the  U.S.,  European,

Japanese, Australian and German interest rate sectors.   Interest

rate  movements  directly affect the price of the sovereign  bond futures  positions held by the Partnership and indirectly  affect

the  value  of its stock index and currency positions.   Interest

rate  movements in one country as well as relative interest  rate movements  between countries materially impact the  Partnership's profitability.  The Partnership's primary interest rate  exposure is  generally to interest rate fluctuations in the United  States and the other G-7 countries.  However, the Partnership also takes futures  positions  in the government debt of smaller  nations  -

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

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  September 30, 1999, the Partnership's  primary

exposures  were in the S&P 500 (U.S.), All Ordinaries (Australia)

and  FT-SE (Britain) stock indices.  The Partnership is primarily exposed to the risk of adverse price trends or static markets  in the  U.S., European and Japanese indices.  (Static markets  would not  cause  major market changes but would make it difficult  for the  Partnership to avoid being "whipsawed" into  numerous  small losses).

     Commodity.

     Metals.  The Partnership's primary metals market exposure is

to  fluctuations  in  the  price of gold  and  silver.   Although

certain  Trading  Advisors will, from time to  time,  trade  base metals  such  as  copper, aluminum, zinc, nickel  and  lead,  the principal  market exposures of the Partnership have  consistently been  in precious metals, gold and silver.  A significant  amount of  exposure was evident in the gold market as the price of  gold increased dramatically following bullish comments by the European

Central  Bank.   However, silver prices have also  been  volatile

over  this  period, and the Trading Advisors have, from  time  to

time,   taken   substantial   positions   as   perceived   market

opportunities  developed.   Demeter  anticipates  that  gold  and

                                                           silver

will   remain  the  primary  metals  market  exposure   for   the

Partnership.

     Energy.   On  September  30, 1999, the Partnership's  energy

exposure  was shared by futures contracts in the oil and  natural

gas  markets.   Price  movements in  these  markets  result  from

political developments in the Middle East, weather patterns,  and other  economic fundamentals.  As oil prices have increased about

100%  this  year, and, given that the agreement by  OPEC  to  cut production  is  approaching  expiration  in  March  2000,  it  is

possible   that   volatility  will  remain  on  the   high   end.

Significant  profits  and losses have been and  are  expected  to continue to be experienced in this market.  Natural gas,  also  a primary  energy  market exposure, has exhibited  more  volatility than  the  oil  markets on an intra-day and daily  basis  and  is expected to continue in this choppy pattern.

     Soft  Commodities and Agriculturals.  On September 30, 1999,

the  Partnership  had  a reasonable amount  of  exposure  in  the markets  that  comprise  these sectors.  Most  of  the  exposure,

however,  was  in the coffee, corn and soybeans markets.   Supply

and  demand  inequalities, severe weather disruption  and  market expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 1999:

Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances are in British pounds, Japanese  yen,  Mexican pesos,  euros and South African rands.  The Partnership  controls the  non-trading  risk of these balances by regularly  converting

these  balances  back  into  dollars  upon  liquidation  of   the

respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which the Partnership and the  Trading  Advisors,

severally,  attempt to manage the risk of the Partnership's  open positions  are  essentially the same  in  all  market  categories traded.  Demeter  attempts  to manage  the  Partnership's  market exposure  by  (i)  diversifying the  Partnership's  assets  among different  Trading  Advisors, each of whose strategies  focus  on different  market  sectors  and  trading  approaches,  and  (ii),

monitoring  the performance of the Trading Advisors  on  a  daily

basis.   In  addition, the Trading Advisors establish  diversifi-

cation guidelines, often set in terms of the maximum margin to be committed  to  positions  in any one  market  sector  or  market-

sensitive  instrument. One should be aware that  certain  Trading

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



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.



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



Through   September  30,  1999,  17,784,495.242  Units   of   the

Partnership were sold, leaving 3,329,471.858 Units unsold  as  of

September  30,  1999.   The aggregate price  of  the  Units  sold

through September 30, 1999 is $272,904,028.



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




                          Morgan Stanley Dean Witter Spectrum
                          Select L.P. (Registrant)

                          By: Demeter Management Corporation
                               (General Partner)

November 12, 1999         By:  /s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                    Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.