Form 10-Q
period 2000-03-31
MORGAN STANLEY DEAN WITTER SPECTRUM SELECT LP
filed 2000-05-15
CIK 873799

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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

                        March 31, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 2000 (Unaudited) and December 31, 1999........ 2

     Statements of Operations for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)......................3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 2000 and 1999
     (Unaudited)............................................. 4

     Statements of Cash Flows for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)......................5

         Notes to Financial Statements (Unaudited).............6-
     11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.....12-18

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk.......................................19-31

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................... 32

Item 2. Changes in Securities and Use of Proceeds.........32-34

Item 5. Other Information................................... 35

Item 6. Exhibits and Reports on Form 8-K.....................35






                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                        March 31,  December 31,
                                         2000          1999
                                           $            $
                                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                              209,219,096  207,251,012
 Net unrealized gain on open contracts2,096,109    6,887,064
 Net option premiums                   273,274      776,380

      Total Trading Equity         211,588,479  214,914,456

 Subscriptions receivable            5,138,043    3,730,051
 Interest receivable (DWR)             793,136      722,305

      Total Assets                217,519,658   219,366,812

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 3,964,374    3,764,242
 Accrued brokerage fees (DWR)        1,299,244    1,270,975
 Accrued management fees              537,618        525,921

      Total Liabilities              5,801,236    5,561,138


Partners' Capital

 Limited Partners (9,632,323.307 and
  9,583,810.832 Units, respectively) 208,833,259  210,877,519
  General  Partner (133,076.600 Units)       2,885,163       2,92
8,155

 Total Partners' Capital         211,718,422    213,805,674

  Total  Liabilities and Partners' Capital   217,519,658     219,
366,812


NET ASSET VALUE PER UNIT               21.68               22.00

          The accompanying notes are an integral part of these financial statements.


        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,


2000                             1999

$                                                         $
REVENUES
 Trading profit (loss):
    Realized                     4,910,985    5,798,268
    Net change in unrealized     (4,790,955)   (2,656,394)
      Total Trading Results        120,030    3,141,874
 Interest Income (DWR)           2,284,949      1,726,568
      Total Revenues             2,404,979      4,868,442

EXPENSES

 Brokerage fees (DWR)            3,919,970    3,663,607
 Management fees                 1,622,055       1,515,975
      Total Expenses             5,542,025     5,179,582

NET LOSS                         (3,137,046)    (311,140)

NET LOSS ALLOCATION

        Limited        Partners                       (3,094,054)
(305,969)
General            Partner                               (42,992)
(5,171)
NET LOSS PER UNIT

 Limited                                                 Partners
 (0.32)                                                    (0.04)
 General                                                  Partner
 (0.32)                         (0.04)




          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 2000 and 1999
                          (Unaudited)





Units of

Partnership            Limited      General

Interest               Partners      Partner             Total



Partners' Capital,
   December 31, 19988,407,766.751          $196,915,644          $3,166,872
$200,082,516
Offering of Units   486,445.792            11,547,488            -
11,547,488

Net Loss               -                   (305,969)     (5,171)      (311,140)

Redemptions         (191,443.393)            (4,554,235)                   -
(4,554,235)

Partners' Capital,
   March 31, 1999   8,702,769.150          $203,602,928           $3,161,701
$206,764,629


Partners' Capital,
   December 31, 19999,716,887.432          $210,877,519          $2,928,155
$213,805,674
Offering of Units   517,227.165            11,415,053            -
11,415,053

Net Loss              -                    (3,094,054)           (42,992)
(3,137,046)

Redemptions         (468,714.690)            (10,365,259)                  -
(10,365,259)

Partners' Capital,
   March 31, 2000   9,765,399.907          $208,833,259           $2,885,163
$211,718,422







           The accompanying notes are an integral part of these financial statements.




        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       2000            1999
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net     loss                                          (3,137,046)
 (311,140)
 Noncash item included in net loss:
          Net      change     in     unrealized         4,790,955
2,656,394
(Increase) decrease in operating assets:
    Net option premiums             503,106                    -
    Interest receivable (DWR)        (70,831)            (9,022)

Increase in operating liabilities:
    Accrued brokerage fees (DWR)     28,269              101,643
          Accrued      management      fees                11,697
42,060

Net  cash  provided  by  operating  activities   2,126,150      2
,479,935

CASH FLOWS FROM FINANCING ACTIVITIES

   Redemptions  of  Units             (10,365,259)              (
4,554,235)
 Increase in redemptions payable    200,132              805,003
   Offering  of  Units                11,415,053                1
1,547,488
  (Increase)  decrease in subscriptions receivable    (1,407,992)
1,837,918

   Net   cash   provided  by  (used  for)  financing   activities
(158,066)                                      9,636,174

   Net  increase  in  cash              1,968,084               1
2,116,109

     Balance     at     beginning    of    period     207,251,012
187,619,419

     Balance     at    end    of    period            209,219,096
199,735,528


          The accompanying notes are an integral part of these financial statements.


      -


         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and  financial condition of Morgan  Stanley  Dean

Witter  Spectrum Select L.P. (the "Partnership").  The  financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1999  Annual

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

Commodity  L.P.  (formerly, Morgan Stanley  Tangible  Asset  Fund

L.P.), Morgan Stanley Dean Witter Spectrum Global Balanced  L.P.,

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



In  June  1998, the Financial Accounting Standards Board ("FASB")

issued  Statement of Financial Accounting Standard  ("SFAS")  No.

133,   "Accounting   for  Derivative  Instruments   and   Hedging

Activities" effective for fiscal years beginning after  June  15,

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133," which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

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



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $2,096,109 and

$6,887,064 at March 31, 2000 and December 31, 1999, respectively.



Of  the $2,096,109 net unrealized gain on open contracts at March

31,  2000,  $2,133,905  related to  exchange-traded  futures  and futures-styled  option contracts and $(37,796)  related  to  off-

exchange-traded forward currency contracts.



Of  the  $6,887,064  net unrealized gain  on  open  contracts  at

December 31, 1999, $6,935,040 related to exchange-traded  futures and futures-styled options contracts and $(47,976) related to off-

exchange-traded forward currency contracts.




Exchange-traded futures and futures-styled options contracts held by the Partnership at March 31, 2000 and December 31, 1999 mature through March 2001 and December 2000, respectively.  Off-exchange-

traded  forward  currency contracts held by  the  Partnership  at

March

         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



31, 2000 and December 31, 1999 mature through June 2000 and March

2000, respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



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

         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)





$211,353,001 and $214,186,052 at March 31, 2000 and December  31,

1999,  respectively.  With  respect  to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of  Carr,  the sole counterparty  on  all  of  such contracts,  to  perform. The Partnership has a netting  agreement

with  Carr.   This  agreement, which seeks  to  reduce  both  the

Partnership's and Carr's exposure on off-exchange-traded  forward currency  contracts, should materially decrease the Partnership's credit  risk  in  the event of Carr's bankruptcy  or  insolvency.

Carr's  parent, Credit Agricole Indosuez, has guaranteed  to  the

Partnership  payment  of  the  net  liquidating  value   of   the

transactions  in  the Partnership's account with Carr  (including foreign currency contracts).

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity -  The Partnership deposits its assets with DWR as non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for each  Trading  Advisor,  which assets  are used as margin to engage in trading.  The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose  is  to  trade in futures, forwards and  options,  it  is expected  that the Partnership will continue to own  such  liquid assets for margin purposes.



The  Partnership's  investment in futures, forwards  and  options may, from time to time, be illiquid.  Most U.S. futures exchanges limit  fluctuations in prices during a single day by  regulations referred  to  as  "daily  price fluctuations  limits"  or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit,

positions  in  that futures or options contract  can  neither  be taken  nor liquidated unless traders are willing to effect trades at  or  within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no
trading.   These market conditions could prevent the  Partnership

from  promptly  liquidating its futures or options contracts  and result in restrictions on redemptions.



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



Capital  Resources - The Partnership does not have, or expect  to have,  any capital assets.  Redemptions, exchanges and  sales  of additional  units of limited partnership interest ("Unit(s)")  in the  future  will  affect  the  amount  of  funds  available  for investment in futures interests in subsequent periods.  It is not possible  to  estimate the amount and therefore,  the  impact  of future redemptions of Units.

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Advisors  and  the  ability  of each  Trading  Advisor's  trading programs to take

advantage of price movements or other profit opportunities in the futures, forwards and options markets.  The following presents  a summary  of  the  Partnership's operations for the  three  months ended  March  31,  2000  and  1999, respectively  and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Advisors  trade  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Advisors or will be  profitable  in  the

future.   Consequently,  the  results  of   operations   of   the

Partnership is difficult to discuss other than in the context  of its  Trading  Advisors'  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded trading  revenues, including interest income, of  $2,404,979  and posted  a  decrease in Net Asset Value per Unit, after  expenses.

The  most  significant losses of approximately 1.8% were recorded in  the global interest rate futures markets from short positions in U.S. Treasury bond futures as interest rates at the longer-end of  the  yield curve declined during the second half of  January,

thus resulting in domestic bond prices being pushed higher.

Losses were also recorded from short positions in short- to  mid-

term  U.S. Treasury note futures as prices rose later in February as the U.S. stock markets fluctuated and investors shifted assets into  two-year and five-year Treasury notes from stocks  and  30-

year   Treasury   bonds.  In  the  metals  markets,   losses   of

approximately  1.0%  were  experienced  from  long  positions  in aluminum  and copper futures as prices reversed lower earlier  in

February  due primarily to technically based selling  and  dipped lower  again later in February led downward by falling prices  of other  base  metals.  In the global stock index futures  markets,

losses of approximately 0.4% were incurred from long positions in

Hang  Seng  Index  futures as most global equity prices  reversed lower  earlier  in  January amid fears of  interest  rate  hikes.

Additional losses were experienced from short-term volatile price movements  in U.S. and European stock index futures throughout  a majority  of January.  Losses were also experienced during  March from  long  positions in European stock index futures  as  prices

declined.   These  losses  were  partially  offset  by  gains  of

approximately 1.7% recorded primarily during January and February in  the  energy markets from long futures positions in crude  oil and  its  refined  products as oil prices increased  on  concerns about  future  output  levels from the world's  leading  producer

countries  amid dwindling stockpiles and increasing  demand.   In

the  currency markets, gains of approximately 1.5% were  recorded primarily  during January and March from short positions  in  the euro, Europe's common currency, and the Swiss franc as the values of these currencies weakened versus the U.S. dollar. The euro dropped  below parity with the U.S. dollar late in January,  hurt by  skepticism about Europe's economic outlook and lack of public support from European officials.  Offsetting currency losses were recorded during February from long British pound positions as the value  of  the pound weakened versus the U.S. dollar on  interest rate  increases by the U.S. Federal Reserve and talks of a merger between  two major telecommunications companies.  Total  expenses for  the  three  months  ended March 31,  2000  were  $5,542,025,

resulting  in  a  net loss of $3,137,046.  The value  of  a  Unit decreased from $22.00 at December 31, 1999 to $21.68 at March 31,

2000.



For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading revenues, including interest income, of $4,868,442 and  posted  a  decrease  in  Net Asset  Value  per  Unit,  after expenses. The most significant losses of approximately 1.5%  were recorded  in  the global interest rate futures markets  primarily from  short Japanese government bond futures positions  early  in the  quarter as prices surged higher in response to the  Bank  of

Japan's aggressive easing of monetary policy which brought short-

term  interest  rates down to virtually zero.  Additional  losses were  experienced late in the quarter from newly established long positions as prices retreated following comments by Bank of Japan

Governor Masaru Hayami that the expected interest rates in Japan
to   rise   over  time.   In  the  metals  markets,   losses   of

approximately 0.4% were experienced throughout a majority of  the quarter largely from short gold futures positions as gold  prices

reached   a   2-month  high  on  short-covering  by   speculative

investment funds before selling off in late March.  In the global stock  index  futures market, losses of approximately  0.3%  were recorded  during  January  and early February  mainly  from  long

European stock index futures positions as European equity  prices moved  lower  amid  rising  global  bond  yields  and  skepticism

regarding  the  stability  of emerging market  economies.   These

losses  were  partially  offset by gains  of  approximately  1.5%

recorded  primarily during March in the energy markets from  long futures positions in crude oil and its refined products, unleaded gas  and  heating oil, as oil prices moved significantly  higher.

The  substantial recovery in oil prices during March was  largely attributed to the news that both OPEC and non-OPEC countries  had reached  an  agreement to cut total output by  approximately  two million  barrels a day beginning April 1, 1999.  In the  currency markets, gains of approximately 1.1% were recorded mainly  during

February and March from short Swiss franc positions as its  value weakened  versus the U.S. dollar as investors reasoned  that  the

United States is the safest place to invest during the crisis  in

Kosovo due to the fact that it is geographically removed from the actual  conflict and possesses a powerful military force  and  on lack  of  economic growth in Europe. In the agricultural markets,

gains of approximately 0.8% were recorded largely during January and February from short futures positions in soybeans and soybean oil  as  prices  trended  steadily lower  amid  a  healthy  South

American crop, weak world demand and fears that Brazil will flood

the  market  in an effort to aid their ailing economy.   In  soft

commodities, gains of approximately 0.3% were recorded throughout a  majority  of  the  quarter mostly  from  short  cocoa  futures positions  as prices declined amid fears that Brazil's  financial troubles will have an adverse effect on supply and demand.  Total

expenses  for  the  three  months  ended  March  31,  1999   were

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category as of March 31, 2000  and  1999.

At   March   31,   2000   and  1999,  the   Partnership's   total

capitalization was approximately $212 million and  $207  million,

respectively.

     Primary Market        March 31, 2000      March 31, 1999
     Risk Category         Value at Risk      Value at Risk

     Currency                (1.16)%              (1.09)%

     Interest    Rate               (0.58)                 (0.46)

     Equity                   (0.78)              (0.55)

     Commodity                (0.78)              (0.77)

     Aggregate Value at Risk  (1.88)%             (1.59)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions at March 31, 2000 and 1999 only and is not necessarily representative of either the historic or future risk of an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.

Primary Market Risk Category       High        Low       Average

Currency                           (1.52)%    (1.09)%    (1.24)%

Interest Rate                      (1.61)     (0.46)     (0.79)

Equity                             (0.82)     (0.31)     (0.62)

Commodity                          (1.48)     (0.77)     (0.97)

Aggregate Value at Risk            (2.83)%    (1.59)%    (2.06)%




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

The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis at March 31, 2000 and for the end  of  the  four quarterly reporting periods from April 1, 1999 through March  31,

2000.   Since VaR is based on historical data, VaR should not  be

viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage or monitor risk.  There  can be  no  assurance  that  the Partnership's  actual  losses  on  a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may  represent are immaterial.  The Partnership  also maintains  a  substantial  portion  (approximately  86%)  of  its

available  assets  in  cash  at DWR.   A  decline  in  short-term

interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.


Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential losses, taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 2000, by market sector. It may be anticipated however, that these market exposures will vary materially over time.



Currency   -  The  primary market exposure in the Partnership  at

March  31,  2000  was in the currency sector.  The  Partnership's currency  exposure  is  to exchange rate fluctuations,  primarily fluctuations  which disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies, including cross-rates -  i.e.,  positions between two currencies other than the U.S. dollar.  For the first quarter  of 2000, the Partnership's major exposures were  in  the

euro   currency  crosses  and  outright  U.S.  dollar  positions.

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

Interest  Rate - The second largest market exposure at March  31,

2000  was  in  the  interest  rate  complex.   The  Partnership's

exposure  in  the interest rate market complex was spread  across

the   U.S.,  European,  Australian  and  Japanese  interest  rate

sectors.   Interest rate movements directly affect the  price  of

the  sovereign bond futures positions held by the Partnership and indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

However,  the  Partnership also takes futures  positions  in  the government  debt of smaller nations - e.g. Australia  and  Spain.

Demeter  anticipates that G-7 and Australian interest rates  will remain the primary interest rate exposure of the Partnership  for the foreseeable future.  The changes in interest rates which have the  most effect on the Partnership are changes in long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions  held by the Partnership are in medium- to  long-  term instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium- to long-term rates to remain steady.



Equity  - The primary equity exposure is to equity price risk  in the G-7 countries.  The stock index futures traded by the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  March  31,  2000,  the  Partnership's  primary

exposures  were  in the S&P 500 (U.S.), NASDAQ 100  (U.S.),  Hang

Seng  (China) and Nikkei (Japan) stock indices.  The  Partnership is  primarily  exposed  to the risk of adverse  price  trends  or static  markets  in  the  U.S., European  and  Japanese  indices.

(Static  markets would not cause major market changes  but  would make  it difficult for the Partnership to avoid being "whipsawed"

into numerous small losses).



Commodity

Metals -  The Partnership's primary metals market exposure is  to fluctuations  in the price of gold and silver.  Although  certain

Trading Advisors will, from time to time, trade base metals  such as  aluminum,  copper, zinc, nickel, tin and lead, the  principal market  exposures  of the Partnership have consistently  been  in

precious  metals,  gold  and  silver.   A  reasonable  amount  of

exposure  was  evident in the gold market  as  gold  prices  were volatile  during the quarter.  Silver prices have  also  remained volatile  over this period, and the Trading Advisors  have,  from time  to  time,  taken  positions as they have  perceived  market opportunities  to  develop.  Demeter anticipates  that  gold  and silver  will  remain the primary metals market exposure  for  the

Partnership.

Soft  Commodities  and Agriculturals - On  March  31,  2000,  the

Partnership  had  exposure  in the markets  that  comprise  these sectors.  Most of the exposure, however, was in the soybeans  and

soybean  related products, corn and cotton markets.   Supply  and

demand   inequalities,  severe  weather  disruption  and   market

expectations affect price movements in these markets.



Energy - On March 31, 2000, the Partnership's energy exposure was shared  by futures contracts in the oil and natural gas  markets.

Price   movements   in  these  markets  result   from   political

developments  in  the  Middle East, weather patterns,  and  other

economic  fundamentals.   It  is possible  that  volatility  will

remain  high and that significant profits and losses, which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and is expected to continue in this choppy pattern.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 2000:



Foreign  Currency  Balances - The Partnership's  primary  foreign currency balances are in euros and Hong Kong and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.


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

                   PART II. OTHER INFORMATION




Item 1.  LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal of the order dismissing the consolidated complaint.

(Please  refer  to  Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999 for  a more detailed discussion).



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

The Partnership registered an additional 5,000,000 Units pursuant to  another  Registration Statement on  Form  S-1,  which  became effective on January 21, 1999 (File No. 333-68773).



The Partnership registered an additional 4,500,000 Units pursuant to  another  Registration Statement on  Form  S-1,  which  became effective on February 28, 2000 (SEC File Number 333-90467).



The managing underwriter for the Partnership is DWR.



Units  are being sold at monthly closings as of the last  day  of each  month at a price equal to 100% of the Net Asset Value of  a

Unit as of the date of such monthly closing.



Through  March  31, 2000, 4,065,674.638 Units of the  Partnership

were  sold,  leaving 6,934,325.362 Units unsold as of  March  31,

2000.   The  aggregate price of the Units sold through March  31,

2000 is $292,496,684.



Since  DWR  has  paid all offering expenses and no  expenses  are chargeable against proceeds, 100% of the proceeds of the offering have  been applied to the working capital of the Partnership  for use  in  accordance  with the "Use of Proceeds"  section  of  the

Prospectus included as part of each Registration Statement.

Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and Dean Witter  Futures

and  Currency  Management Inc. ("DWFCM")  and  Robert  E.  Murray

replaced him as Chairman of the Board of Demeter and DWFCM.



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




                          Morgan Stanley Dean Witter Spectrum
                          Select L.P. (Registrant)

                          By: Demeter Management Corporation
                               (General Partner)

May 12, 2000              By:  /s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                   Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.