Form 10-Q
period 2000-06-30
MORGAN STANLEY DEAN WITTER SPECTRUM SELECT LP
filed 2000-08-14
CIK 873799

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from ________________to_____________

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

Yes    X       No__________

         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 2000 (Unaudited) and December 31, 1999..........2

     Statements of Operations for the Quarters Ended
     June 30, 2000 and 1999 (Unaudited).......................3

     Statements of Operations for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)...................... 4

     Statements of Changes in Partners' Capital for the
     Six Months Ended June 30, 2000 and 1999
     (Unaudited)............................................. 5

     Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited).......................6

         Notes to Financial Statements (Unaudited).............7-
     12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.....13-23

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk.......................................23-35

Part II. OTHER INFORMATION

Item 1. Legal Proceedings....................................36

Item 2. Changes in Securities and Use of Proceeds........ 36-38

Item 5. Other Information................................... 39

Item 6. Exhibits and Reports on Form 8-K..................39-40



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                       June 30,      December 31,

2000                                 1999
                                         $                $
                                    (Unaudited)
ASSETS

Equity in futures interests trading accounts:
 Cash                              196,194,313  207,251,012
  Net  unrealized  gain (loss) on open contracts(505,618)      6,
887,064
 Net option premiums               _______-___      776,380

      Total Trading Equity         195,688,695  214,914,456

Subscriptions receivable            2,172,972     3,730,051
Interest receivable (DWR)             775,245       722,305

      Total Assets                 198,636,912  219,366,812

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                3,138,459       3,764,242
 Accrued brokerage fees (DWR)       1,230,552      1,270,975
 Accrued management fees             509,194              525,921

      Total Liabilities              4,878,205     5,561,138

Partners' Capital

 Limited Partners (9,458,095.666 and
 9,583,810.732 Units, respectively) 191,569,662   210,877,519
 General Partner (108,076.600 and
 133,076.700 Units, respectively)    2,189,045      2,928,155

 Total Partners' Capital          193,758,707     213,805,674

  Total  Liabilities and Partners' Capital   198,636,912    219,3
66,812


NET ASSET VALUE PER UNIT                 20.25             22.00


          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended June 30,


2000                                   1999

$                                         $
REVENUES
 Trading profit (loss):
       Realized                        (8,288,499)    (2,404,548)
Net change in unrealized         (2,601,727)    4,846,371
      Total Trading Results     (10,890,226)  2,441,823
 Interest Income (DWR)             2,370,198   1,854,465
      Total Revenues             (8,520,028)   4,296,288

EXPENSES

   Brokerage   fees   (DWR)                3,734,146    3,834,038
Management fees                    1,545,164    1,586,497

      Total Expenses               5,279,310   5,420,535

NET LOSS                        (13,799,338)   (1,124,247)

NET LOSS ALLOCATION

                           Limited                       Partners
(13,609,470)                                   (1,108,526)
                           General                        Partner
(189,868)                                     (15,721)


NET LOSS PER UNIT

                         Limited                         Partners
(2.07)                                             (.12)
                          General                         Partner
(2.07)                                          (.12)




          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                               For the Six Months Ended June 30,


2000                                   1999

$                                         $
REVENUES
 Trading profit (loss):
        Realized                        (3,377,514)     3,393,720
Net change in unrealized         (7,392,682)    2,189,977
      Total Trading Results     (10,770,196)  5,583,697
 Interest Income (DWR)             4,655,147    3,581,033
      Total Revenues             (6,115,049)   9,164,730

EXPENSES

 Brokerage fees (DWR)              7,654,116  7,497,645
 Management fees                   3,167,219    3,102,472

    Total Expenses                10,821,335    10,600,117

NET LOSS                        (16,936,384)   (1,435,387)

NET LOSS ALLOCATION

 Limited Partners               (16,703,524)  (1,414,495)
    General Partner                (232,860)     (20,892)

NET LOSS PER UNIT

                         Limited                         Partners
(1.75)                                                      (.16)
General                                                   Partner
(1.75)
(.16)



          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
  December 31, 1998  8,407,766.751  $196,915,644  $3,166,872  $20
0,082,516

Offering    of    Units     1,055,346.328              25,160,601
-                                25,160,601

Net                                                          Loss
-                                (1,414,495)        (20,892)     (1,435,387)

Redemptions              (383,100.270)                (9,153,045)
-                                  (9,153,045)

Partners' Capital,
  June 30, 1999      9,080,012.809          $211,508,705    $3,14
5,980                            $214,654,685




Partners' Capital,
  December 31, 19999,716,887.432  $210,877,519  $2,928,155  $213,
805,674

Offering     of    Units        845,703.722            18,238,832
-                                18,238,832

Net                                                          Loss
-                                                    (16,703,524)
(232,860)                           (16,936,384)

Redemptions             (996,418.888)                (20,843,165)
(506,250)                         (21,349,415)

Partners' Capital,
 June 30, 2000      9,566,172.266          $191,569,662          $2,189,045
$193,758,707











           The accompanying notes are an integral part of these financial statements.

page>

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $
CASH FLOWS FROM OPERATING ACTIVITIES

Net     loss                                         (16,936,384)
(1,435,387)
 Noncash item included in net loss:
      Net  change  in  unrealized         7,392,682             (
2,189,977)

(Increase) decrease in operating assets:
        Net  option  premiums             776,380               (
406,376)
    Interest receivable (DWR)        (52,940)            (22,867)
Increase (decrease) in operating liabilities:
     Accrued brokerage fees (DWR)     (40,423)            109,218
Accrued        management       fees                     (16,727)
45,194
Net   cash   used   for   operating   activities      (8,877,412)
(3,900,195)

CASH FLOWS FROM FINANCING ACTIVITIES

Offering   of   Units                   18,238,832              2
5,160,601
Decrease     in     subscriptions    receivable         1,557,079
1,849,146
Increase (decrease) in redemptions payable(625,783)      57,576
Redemptions   of   Units              (21,349,415)              (
9,153,045)

Net  cash  provided  by  (used  for)  financing  activities    (2
,179,287)                                      17,914,278
Net  increase  (decrease)  in  cash   (11,056,699)              1
4,014,083
Balance     at     beginning     of     period        207,251,012
187,619,419
Balance     at     end     of     period              196,194,313
201,633,502



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

Commodity  L.P.,  Morgan  Stanley Dean Witter  Spectrum  Currency

L.P.,  Morgan Stanley Dean Witter Spectrum Global Balanced  L.P.,

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



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $(505,618) and

$6,887,064 at June 30, 2000 and December 31, 1999, respectively.



Of the $505,618 net unrealized loss on open contracts at June 30,

2000,  $922,902 related to exchange-traded futures  and  futures-

styled option contracts and $(1,428,520) related to off-exchange-

traded forward currency contracts.



Of  the  $6,887,064  net unrealized gain  on  open  contracts  at

December 31, 1999, $6,935,040 related to exchange-traded  futures and futures-styled options contracts and $(47,976) related to off-

exchange-traded forward currency contracts.




Exchange-traded futures and futures-styled options contracts held by  the Partnership at June 30, 2000 and December 31, 1999 mature through June 2001 and December 2000, respectively.  Off-exchange-

traded forward currency contracts held by the Partnership at June

         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



30,  2000 and December 31, 1999 mature through September 2000 and

March 2000, respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with respect  to  most  of  the Partnership's assets.  Exchange-traded

futures  and  futures-styled options   contracts  are  marked  to

market  on a daily basis, with variations in value settled  on  a daily  basis.  Each  of  DWR and Carr, as  a  futures  commission

merchant  for  the  Partnership's  exchange-traded  futures   and

futures-styled  options  contracts,  are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded  futures  and futures-styled  options  contracts,

including  an amount equal to the net unrealized gain  (loss)  on all  open  futures  and futures-styled options  contracts,  which funds, in the aggregate,

         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)





totaled  $197,117,215  and $214,186,052  at  June  30,  2000  and

December   31,   1999,   respectively.  With   respect   to   the

Partnership's  off-exchange-traded  forward  currency  contracts,

there  are  no  daily settlements of variations in value  nor  is there  any requirement that an amount equal to the net unrealized gain (loss) on forward contracts be segregated.  With respect  to

those   off-exchange-traded  forward  currency   contracts,   the

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

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Advisors  and  the  ability  of each  Trading  Advisor's  trading programs to take

advantage of price movements or other profit opportunities in the futures, forwards and options markets.  The following presents  a summary  of the Partnership's operations for the quarter and  six months  ended June 30, 2000 and 1999, respectively, and a general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Advisors  trade  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Advisors or will be  profitable  in  the

future.   Consequently,  the  results  of   operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Advisors'  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total  trading  losses net of interest income of  $8,520,028  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant  losses of approximately 3.1% were  recorded  in  the global  stock index futures markets primarily during  April  from long  positions  in  S&P  500 and NASDAQ  100  Index  futures  as domestic equity prices declined following the release of an unexpected jump in the Consumer Price Index. Fears of inflation and  concerns  that the Federal Reserve needed to raise  interest rates  more aggressively further panicked an already weary market and  forced  equity  prices lower.  In the global  interest  rate futures  markets,  losses  of approximately  2.8%  were  incurred primarily during April from long positions in U.S. interest  rate futures  as  prices declined amid fears of higher interest  rates and a late month bounce in equity prices.  In the metals markets,

losses of approximately 2.1% were experienced primarily from long positions in nickel and copper futures as most base metals prices moved  lower in late May amid technically based selling.  In  the agricultural markets, losses of approximately 0.9% were  recorded primarily during April and May from long corn and soybean futures positions  as prices moved lower due to forecasts for heavy  rain

in  the  U.S.  corn  and soy growing regions.   In  the  currency

markets,  losses  of  approximately 0.4% were recorded  primarily during April from long positions in the Japanese yen as the value of  the  yen  weakened  versus the  U.S.  dollar  amid  fears  of additional Bank of Japan intervention.  Losses were also recorded from short positions in the Japanese yen as the value of the U.S.

dollar  weakened versus the yen during May and June due primarily to the perception that interest rates in the U.S. may have topped

out  and  that  economic growth may finally  be  slowing.   These

losses  were  partially  offset by gains  of  approximately  3.5%

recorded  primarily during May in the energy  markets  from  long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further

confirmed  fears  that inventory levels remain  low.   Adding  to

supply  concerns  were fears that the U.S. demand  will  outstrip production  this summer, when inventories are typically  refilled

for  the  winter.   In  the soft commodities  markets,  gains  of

approximately  0.4%  were recorded from long positions  in  sugar futures  as sugar prices trended higher due to strong demand  and declining  production from Brazil.  Total expenses for the  three months  ended June 30, 2000 were $5,729,310, resulting in  a  net loss  of $13,799,338.  The value of a Unit decreased from  $21.68 at March 31, 2000 to $20.25 at June 30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total  trading  losses net of interest income of  $6,115,049  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 4.6% were  recorded  in  the global  interest  rate  futures markets during  April  from  long positions  in U.S. interest rate futures as prices declined  amid fears  of higher interest rates and a late month bounce in equity

prices.   In  the global stock index futures markets,  losses  of

approximately 3.5% were incurred from long positions in Hang Seng

Index  futures  as  most global equity prices reversed  lower  in early  January amid fears of interest rate hikes.  During  April,

Japanese  equity prices, particularly technology issues, declined sharply  following  the downward move of U.S. stock  prices  thus resulting in losses for long Nikkei Index futures positions.

Additional  losses were experienced primarily during  April  from long  positions in U.S. stock indices as domestic  equity  prices declined  following  the  release of an unexpected  jump  in  the

Consumer   Price  Index.   In  the  metals  markets,  losses   of

approximately 3.1% were experienced from long positions in copper and  aluminum  futures  as  prices reversed  lower  in  February.

During  May,  most  base metals prices declined amid  technically based  selling,  thus  resulting in additional  losses  in  these

markets.   In  the agricultural markets, losses of  approximately

1.1%  were recorded primarily during April and May from long corn and  soybean  futures  positions as prices  moved  lower  due  to forecasts  for  heavy  rain  in the U.S.  corn  and  soy  growing

regions.   These  losses  were  partially  offset  by  gains   of

approximately  5.2% were recorded primarily  during  May  in  the energy  markets  from long positions in natural  gas  futures  as prices  continued  their upward trend, as data  released  by  the

American  Gas Association further confirmed fears that  inventory levels remain low.  Adding to supply concerns were fears that the

U.S.   demand   will  outstrip  production  this   summer,   when

inventories  are  typically refilled for the winter.   Additional

gains  were  recorded primarily during January and February  from long  futures positions in crude oil and its refined products  as oil  prices increased on concerns about future output levels from the  world's leading producer countries amid dwindling stockpiles

and  increasing  demand.   In  the  currency  markets,  gains  of

approximately 1.2% were recorded primarily during January and

March from short positions in the euro and the Swiss franc as the values of these currencies weakened versus the U.S. dollar due to

skepticism  about  Europe's economic outlook.   Additional  gains

were  recorded during April from short positions in the  euro  as its  value  dropped versus the U.S. dollar due  to  the  European

Central  Bank's ("ECB") passive stance towards its  currency  and increasing  concern  that the ECB should be  more  aggressive  in combating inflation.  In the soft commodities markets,  gains  of approximately  0.3%  were recorded from long positions  in  sugar futures  as sugar prices trended higher due to strong demand  and declining  production from Brazil.  Total expenses  for  the  six months ended June 30, 2000 were $10,821,335, resulting in  a  net loss  of $16,936,384.  The value of a Unit decreased from  $22.00 at December 31, 1999 to $20.25 at June 30, 2000.



For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading  revenues including interest income of  $4,296,288 and,  after  expenses, posted a decrease in Net Asset  Value  per

Unit.  The  most significant net trading losses of  approximately

1.7%  were  recorded  in the metals markets primarily  from  long silver futures positions during May as prices moved lower on  the

Silver  Institute's report which indicated a drop in  fabrication

demand  last  year and a jump in government sales.   Losses  were

also experienced from long positions in copper futures during May as the prices of most base metals fell significantly amid large supply, low demand and the unlikely possibility of a production

cut.   In the currency markets, losses of approximately 0.5% were experienced primarily from trading the British pound as its value moved  in  a  choppy pattern versus the U.S. dollar  as  positive economic data that supported recovery hopes in the U.K. drove the pound  higher,  only for it to retreat when the Bank  of  England stated  that  it might cut interest rates to stem any undesirable appreciation of the pound.  Smaller losses of approximately  0.4%

were  recorded in the agricultural markets primarily from trading corn and soybean meal futures as prices in these markets moved in a  trendless manner throughout the quarter on inconsistencies  in reports of supply levels, global demand and weather conditions in

key  growing  regions.   A majority of the Partnership's  overall

losses for the quarter was offset by gains of approximately  4.5%

in  the global interest rate futures markets primarily from short positions in European interest rate futures during April and June as  prices  declined  due  to dampened  sentiment  regarding  the

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

Unit.  The  most significant net trading losses of  approximately

2.1%  were experienced in the metals markets particularly  during the  month of March from long silver futures positions as  prices declined  during  mid-month  after  Berkshire  Hathaway's  annual report  failed  to provide any new information on  the  company's

silver  positions.   In  the global stock index  futures  market,

losses  of  approximately 0.4% were recorded primarily from  long positions  in European stock index futures as prices moved  lower during  January and early February amid skepticism regarding  the stability of emerging market economies.  Prices in these  markets continued  to  decline during May and June amid fears  of  higher interest  rates  in  the U.S.  A majority  of  the  Partnership's overall  losses for the year was offset by gains of approximately

3.1%  recorded  in  the  global  interest  rate  futures  markets primarily  from  short positions in European bond futures  during

April  and  June  as  prices declined due to  dampened  sentiment regarding  the European Monetary Union and fears of  an  interest rate  hike  in the U.S.  Additional profits were recorded  during the  first half of the year from short positions in U.S. interest rate  futures as domestic bond prices moved lower during February on  strong  economic data, as well as during May  and  June  amid fears  of a tighter Federal Reserve monetary policy and a higher-

than-expected rise in the Consumer Price Index. In the energy markets, gains of approximately 1.1% were recorded primarily from long  positions in crude oil futures as prices moved considerably higher during March, April and June.  The substantial recovery in oil  prices  during  the  first half  of  the  year  was  largely attributed  to  the  news of a decline in inventory  levels  that resulted  from  an  agreement reached by both OPEC  and  non-OPEC

countries   to   cut   total  output.   Additional   profits   of

approximately   0.5%  were  recorded  in  the  currency   markets

primarily  from  short  positions in  the  Swiss  franc  and  the

European  common  currency as the value of  the  franc  and  euro declined versus the U.S. dollar throughout most of the year.  The weakness in these European currencies relative to the U.S. dollar was  largely  attributed to concerns regarding European  economic growth  and  potentially  widening  interest  rate  differentials between Europe and the U.S.  Investors also sold francs and euros for  dollars during the first half of the year in response to the crisis in Yugoslavia on the rationale that the United States  was the  safest place to invest during the crisis in Kosovo.  Smaller gains  of  approximately 0.4% were recorded in  the  agricultural markets  primarily during January, February, May  and  June  from short  futures  positions in soybean oil and soybeans  as  prices trended steadily lower amid a healthy South American crop,  fears that  Brazil  will  flood the market in an effort  to  aid  their ailing economy and on a bearish USDA supply-demand report.  Total expenses for the six months ended June 30, 1999 were $10,600,117,

resulting
in  a net loss of $1,435,387.  The value of a Unit decreased from

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of June 30, 2000 and 1999.  At

June  30,  2000  and 1999, the Partnership's total capitalization was approximately $194 million and $214 million, respectively.

     Primary Market           June 30, 2000       June 30, 1999
     Risk Category            Value at Risk        Value at Risk

     Currency                      (0.36)%             (1.52)%

     Interest Rate                 (0.87)              (1.61)

     Equity                        (0.22)              (0.82)

     Commodity                     (1.45)              (0.86)

     Aggregate Value at Risk       (1.68)%             (2.83)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.

The  table  above  represents the VaR of the  Partnership's  open positions  at June 30, 2000 and 1999 only and is not  necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.



Primary Market Risk Category       High      Low     Average

Currency                           (1.52)%   (0.36)%   (1.03)%

Interest Rate                      (1.61)    (0.46)    (0.88)

Equity                             (0.82)    (0.22)    (0.59)

Commodity                          (1.45)    (0.77)    (0.96)

Aggregate Value at Risk            (2.83)%   (1.59)%   (2.00)%


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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis  at June 30, 2000 and for the end  of  the  four quarterly  reporting periods from July 1, 1999 through  June  30,

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



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may represent are immaterial.  At June 30,  2000  the

Partnership's cash balance at DWR was approximately  91%  of  its total  Net  Asset Value.  A decline in short-term interest  rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered material.

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



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Interest Rate. The primary market exposure in the Partnership  at

June  30,  2000  was  in the global interest  rate  sector.   The

Partnership's  exposure in the interest rate market  complex  was

spread   primarily  across  the  U.S.,  Japanese,  European   and

Australian  interest  rate  sectors.   Interest  rate   movements

directly affect the price of the sovereign bond futures positions held  by the Partnership and indirectly affect the value  of  its stock  index and currency positions.  Interest rate movements  in one  country as well as relative interest rate movements  between countries materially impact the Partnership's profitability.  The

Partnership's  primary  interest rate exposure  is  generally  to interest rate fluctuations in the United States and the other G-7

countries.   The G-7 countries consist of France, U.S.,  Britain,

Germany, Japan, Italy and Canada.  However, the Partnership  also takes futures positions in the government debt of smaller nations

-  e.g.  Australia  and  Spain.  Demeter  anticipates  that  G-7,

Australian and Spanish interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future.  The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-

term,  rates.  Most of the speculative futures positions held  by the  Partnership  are  in  medium-  to  long-  term  instruments.

Consequently,  even a material change in short-term  rates  would have  little effect on the Partnership, were the medium- to long-

term rates to remain steady.



Currency. The second largest market exposure at June 30, 2000 was in  the currency complex.  The Partnership's currency exposure is to  exchange  rate  fluctuations,  primarily  fluctuations  which disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the second quarter of

2000, the Partnership's major exposures were in the euro currency crosses  and outright U.S. dollar positions.  Outright  positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include the major and minor currencies.  Demeter  does not  anticipate  that  the  risk  profile  of  the  Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than dollars.



Equity.    The  primary equity exposure at June 30, 2000  was  to

equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on broadly  based  indices.  As of June 30, 2000, the  Partnership's primary  exposures were in the FT-SE (Britain), Hang Seng (China)

and  the  DAX  (Germany)  stock  indices.   The  Partnership   is

primarily  exposed to the risk of adverse price trends or  static

markets  in  the  U.S.,  European and Japanese  indices.   Static

markets  would not cause major market changes but would  make  it difficult  for  the Partnership to avoid being  "whipsawed"  into numerous small losses.



Commodity.

Metals.    The  Partnership's primary metals market  exposure  at

June  30,  2000  was  to fluctuations in the price  of  gold  and

silver.   Although certain Trading Advisors will,  from  time  to

time,  trade base metals such as aluminum, copper, zinc,  nickel,

tin  and  lead, the principal market exposures of the Partnership have consistently been in precious metals, gold and silver.

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

Partnership.



Soft  Commodities  and  Agriculturals.  On  June  30,  2000,  the

Partnership had exposure in the sugar, cotton, coffee and  orange

juice  markets.   Supply and demand inequalities, severe  weather

disruption  and  market expectations affect  price  movements  in these markets.



Energy.  On June 30, 2000, the Partnership's energy exposure  was shared  primarily  by  futures contracts in  the  crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:



Foreign  Currency Balances.    The Partnership's primary  foreign

currency balances are in euros.  The Partnership controls the non-

trading  risk  of  these balances by regularly  converting  these balances  back  into dollars upon liquidation of  the  respective position.



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

                   PART II. OTHER INFORMATION




Item 1.  LEGAL PROCEEDINGS


Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q for the quarter ended March 31, 2000  and

Form 10-K for the year ended December 31, 1999.



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



Through  June  30, 2000, 19,008,118.295 Units of the  Partnership

were  sold,  leaving 6,605,848.805 Units unsold as  of  June  30,

2000.   The  aggregate price of the Units sold through  June  30,

2000 is $299,320,463.



Since  DWR  has  paid all offering expenses and no  expenses  are chargeable against proceeds, 100% of the proceeds of the offering have  been applied to the working capital of the Partnership  for use  in  accordance  with the "Use of Proceeds"  section  of  the

Prospectus included as part of each Registration Statement.

Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial  Officer  and  a Director of Demeter  and  Dean  Witter

Futures  Currency  Management  Inc.   Effective  July  10,  2000,

Raymond E. Koch replaced Lewis A. Raibley, III as Chief Financial

Officer of Demeter.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits

3.01  Form of Amended and Restated Limited Partnership Agreement
     of   the  Partnership,  dated  as  of  May  31,  1998,   is
     incorporated   by   reference   to   Exhibit   A   of   the
     Partnership's Prospectus, dated March 6, 2000, filed       with
     the  Securities and Exchange Commission pursuant to    Rule
     424(b)(3) under the Securities Act of 1933, as        amended, on
     March 9, 2000.

3.02   Certificate of Limited Partnership, dated March 21,  1991,
     is   incorporated  by  reference  to  Exhibit  3.02  of  the
     Partnership's Registration Statement on Form S-1 (File No.  333-
     39667)    filed    with   the   Securities   and    Exchange
     commission on March 27, 1991.

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
     Corporation,  and  Sunrise  Capital  Management,   Inc.   is
     incorporated   by  reference  to  Exhibit   10.03   of   the
     Partnership's Form 10-K (File No. 0-19511) for fiscal year ended December 31, 1998.
10.04 Amended and Restated Customer Agreement, dated as of December 1, 1997, between the Partnership and Dean Witter
Reynolds Inc. is incorporated by reference to Exhibit 10.04  of
the Partnership's form 10-K (File no. 0-19511) for       fiscal
year ended December 31, 1998.
10.05      Customer Agreement, dated as of December 1, 1997,
among     the Partnership, Carr Futures, Inc., and Dean Witter
Reynolds Inc. is incorporated by reference to exhibit 10.05  of
the Partnership's Form 10-K (File No. 0-19511) for       fiscal
year ended December 31, 1998.
10.06      International Foreign Exchange Master Agreement, dated
as   of August 1, 1997, between the Partnership and Carr
Futures, Inc. is incorporated by reference to Exhibit 10.06  of
the Partnership's Form 10-K (File No. 0-19511) for       fiscal
year ended December 31, 1998.
10.07      Subscription and Exchange Agreement and Power of
Attorney   to be executed by each purchase of Units is
incorporated by  reference to Exhibit B of the Partnership's
Prospectus,     dated January 21, 1999, filed with the Securities
and       Exchange Commission pursuant to Rule 424(b)(3) under
the    Securities Act of 1933, as amended, on January 26, 1999.

10.08 Escrow Agreement, dated September 30, 1994, among Dean Witter Spectrum Strategic L.P., Dean Witter Spectrum Global Balanced L.P., Dean Witter Spectrum technical L.P., Demeter Management Corporation, dean Witter Reynolds Inc., and Chemical Bank is incorporated by reference to Exhibit 10.08 of the Partnership's Form 10-K (File No. 0-19511) for fiscal year ended December 31, 1998.

10.09 Amendment to the Escrow Agreement, dated March 6, 2000, among the Partnership, Demeter Management Corporation, Dean Witter Reynolds Inc., and Chemical Bank is incorporated by reference to exhibit 10.09 of the partnership's Form 10-K (File No. 0-19511) for fiscal year ended March 9, 2000.

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




                          Morgan Stanley Dean Witter Spectrum
                          Select L.P. (Registrant)

                          By: Demeter Management Corporation
                               (General Partner)

August 14, 2000           By:  /s/ Raymond E. Koch
                                   Raymond E. Koch
                                   Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.