Form 10-Q
period 2000-09-30
MORGAN STANLEY DEAN WITTER SPECTRUM SELECT LP
filed 2000-11-14
CIK 873799

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                      September 30, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
     Statements of Financial Condition
     September 30, 2000 (Unaudited) and December 31, 1999.....2

     Statements of Operations for the Quarters Ended
     September 30, 2000 and 1999 (Unaudited)..................3

     Statements of Operations for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)..................4

     Statements of Changes in Partners' Capital for the
     Nine Months Ended September 30, 2000 and 1999
     (Unaudited)............................................. 5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)..................6

         Notes to Financial Statements (Unaudited).............7-
     13

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.....14-24

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk.......................................24-37

Part II. OTHER INFORMATION

Item 1. Legal Proceedings....................................38

Item 2. Changes in Securities and Use of Proceeds........ 38-40

Item 5. Other Information....................................41

Item 6. Exhibits and Reports on Form 8-K..................41-42



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                   September 30,     December 31,

2000                                 1999
                                         $                $
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                              196,057,708  207,251,012
   Net   unrealized  gain  (loss)  on  open  contracts(1,943,434)
6,887,064
                Net                option                premiums
-                            776,380

      Total Trading Equity         194,114,274  214,914,456

Subscriptions receivable            1,548,051     3,730,051
Interest receivable (DWR)              812,159      722,305

      Total Assets                 196,474,484  219,366,812

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                2,897,248       3,764,242
 Accrued brokerage fees (DWR)       1,189,579      1,270,975
 Accrued management fees             492,239              525,921

      Total Liabilities              4,579,066     5,561,138

Partners' Capital

 Limited Partners (9,341,755.316 and
       9,583,810.732 Units, respectively) 189,700,733 210,877,519
 General Partner (108,076.600 and
     133,076.700  Units, respectively)       2,194,685       2,92
8,155

 Total Partners' Capital          191,895,418     213,805,674

  Total  Liabilities and Partners' Capital   196,474,484    219,3
66,812


NET ASSET VALUE PER UNIT                 20.31             22.00


          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,


2000                                   1999

$                                         $
REVENUES
 Trading profit (loss):
       Realized                          4,510,744    (3,931,581)
Net change in unrealized        (1,437,816)        617,575
      Total Trading Results        3,072,928 (3,314,006)
 Interest Income (DWR)             2,389,882   1,990,033
      Total Revenues               5,462,810   (1,323,973)

EXPENSES

   Brokerage   fees   (DWR)                3,501,652    3,843,448
Management fees                    1,448,958    1,590,392

      Total Expenses               4,950,610   5,433,840

NET INCOME (LOSS)                   512,200    (6,757,813)

NET INCOME (LOSS) ALLOCATION

    Limited Partners                 506,560 (6,656,962)
          General      Partner                              5,640
(100,851)


NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
0.06                                           (0.76)
                          General                         Partner
0.06                                      (0.76)






          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                            For the Nine Months Ended September 30,


2000                                   1999

$                                         $
REVENUES
 Trading profit (loss):
        Realized                          1,133,230     (537,861)
Net change in unrealized         (8,830,498)    2,807,552
      Total Trading Results      (7,697,268)  2,269,691
 Interest Income (DWR)             7,045,029    5,571,066
      Total Revenues               (652,239)   7,840,757

EXPENSES

 Brokerage fees (DWR)             11,155,768 11,341,093
 Management fees                   4,616,177    4,692,864

    Total Expenses                15,771,945    16,033,957

NET LOSS                        (16,424,184)   (8,193,200)

NET LOSS ALLOCATION

 Limited Partners               (16,196,964)  (8,071,457)
    General Partner                (227,220)    (121,743)

NET LOSS PER UNIT

                         Limited                         Partners
(1.69)                            (0.92)                  General
Partner
(1.69)
(0.92)






          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
  December 31, 1998  8,407,766.751          $196,915,644  $3,166,
872                $200,082,516

Offering     of    Units     1,860,174.413             43,411,765
-                                43,411,765

Net                                                          Loss
-                                (8,071,457)        (121,743)    (8,193,200)

Redemptions             (561,053.653)                (13,183,171)
-                                  (13,183,171)

Partners' Capital,
  September 30, 1999  9,706,887.511         $219,072,781    $3,04
5,129                            $222,117,910




Partners' Capital,
 December 31, 1999  9,716,887.432          $210,877,519          $2,928,155
$213,805,674

Offering    of    Units      1,125,231.664             23,885,643
-                                          23,885,643
Net                                                          Loss
-                                          (16,196,964)          (227,220)
(16,424,184)
Redemptions           (1,392,287.180)                (28,865,465)
(506,250)                                    (29,371,715)

Partners' Capital,
  September 30, 2000     9,449,831.916      $189,700,733    $2,19
4,685                            $191,895,418










           The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $


CASH FLOWS FROM OPERATING ACTIVITIES
Net     loss                                         (16,424,184)
(8,193,200)
 Noncash item included in net loss:
      Net  change  in  unrealized         8,830,498             (
2,807,552)

(Increase) decrease in operating assets:
        Net  option  premiums             776,380               (
119,075)
    Interest receivable (DWR)        (89,854)            (85,288)
Increase (decrease) in operating liabilities:
     Accrued brokerage fees (DWR)     (81,396)            119,733
Accrued        management       fees                     (33,682)
49,545
Net    cash   used   for   operating   activities     (7,022,238)
(11,035,837)

CASH FLOWS FROM FINANCING ACTIVITIES

Offering   of   Units                   23,885,643              4
3,411,765
(Increase)    decrease   in   subscriptions   receivable2,182,000
(1,112,925)
Increase (decrease) in redemptions payable(866,994)      193,984
Redemptions        of       Units                    (29,371,715)
(13,183,171)

Net   cash   provided   by   (used  for)   financing   activities
(4,171,066)                                       29,309,653
Net  increase  (decrease)  in  cash   (11,193,304)              1
8,273,816
Balance     at     beginning     of     period        207,251,012
187,619,419
Balance     at     end     of     period              196,057,708
205,893,235





          The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)


The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition

of   Morgan  Stanley  Dean  Witter  Spectrum  Select  L.P.   (the

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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December  31,  1998.  SFAS No. 133 superceded SFAS Nos.  119  and

105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity that carries its  assets  at fair  value.  SFAS No. 133 was further amended by SFAS  No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137, did not

         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



have   a   significant  effect  on  the  Partnership's  financial

statements,  nor will the application of the provisions  of  SFAS

No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.


Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  statements  of financial condition and totaled  $(1,943,434)

and

         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




$6,887,064  at  September  30,  2000  and  December   31,   1999,

respectively.



Of  the  $1,943,434  net unrealized loss  on  open  contracts  at

September  30, 2000, $266,864 related to exchange-traded  futures and futures-styled option contracts and $1,676,570 related to off-

exchange-traded forward currency contracts.



Of  the  $6,887,064  net unrealized gain  on  open  contracts  at

December 31, 1999, $6,935,040 related to exchange-traded  futures and futures-styled options contracts and $(47,976) related to off-

exchange-traded forward currency contracts.




Exchange-traded futures and futures-styled options contracts held by  the  Partnership at September 30, 2000 and December 31,  1999

mature  through  September 2001 and December 2000,  respectively.

Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at September 30, 2000 and December 31,  1999  mature through December 2000 and March 2000, respectively.

         MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)





The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with respect  to  most  of  the Partnership's assets.  Exchange-traded

futures  and  futures-styled options   contracts  are  marked  to

market  on a daily basis, with variations in value settled  on  a daily  basis.  Each  of  DWR and Carr, as  a  futures  commission

merchant  for  the  Partnership's  exchange-traded  futures   and

futures-styled  options  contracts,  are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded  futures  and futures-styled  options  contracts,

including  an amount equal to the net unrealized gain  (loss)  on all  open  futures  and futures-styled options  contracts,  which funds, in the aggregate, totaled $195,790,844 and $214,186,052 at

September  30,  2000  and December 31, 1999,  respectively.  With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily

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

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Advisors  and  the  ability  of each  Trading  Advisor's  trading programs to take

advantage of price movements or other profit opportunities in the futures, forwards and options markets.  The following presents  a summary of the Partnership's operations for the quarters and nine months  ended  September 30, 2000 and 1999, respectively,  and  a general  discussion of its trading activities during each period.

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



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership recorded  total  trading revenues including  interest  income  of

$5,462,810  and posted an increase in Net Asset Value  per  Unit.

The most significant gains of approximately 4.6% were recorded in the  currency markets primarily during August and September  from short  positions in the New Zealand dollar as its value continued

to fall to a historic low versus the U.S. dollar. Additional gains were recorded during August from short positions in the

Swiss  franc  as its value weakened versus the U.S. dollar  after the  European Central Bank raised its key interest  rates  by  25 basis  points,  as  expected.  In the metals  markets,  gains  of approximately  0.7% were recorded primarily during  mid-September from  long positions in copper futures as prices rose higher  due to  a  rise  in  COMEX  copper stocks.  Additional  profits  were recorded  during July from short gold futures positions  as  gold prices  fell after the Bank of England announced the  results  of its  gold auction, which had concluded at a lower price than most

dealers   expected.   In  the  agricultural  markets,  gains   of

approximately  0.2%  were recorded primarily during  late  August from  long positions in soybean meal futures as prices surged  on expectations  that the searing heat in the U.S. Delta  will  trim this  year's  production.  These gains were partially  offset  by losses  of approximately 1.8% recorded in the global stock  index futures markets primarily during the first half of September from long positions in U.S. stock index futures as prices declined due to  jitters in the technology sector and a worrisome spike in oil prices.  In the energy markets, losses of approximately 1.5% were incurred  primarily during July and September from  long  futures

positions   in  crude  oil  as  prices  decreased  amid   growing

conviction that Saudi Arabia will follow through with a pledge to boost  production and after President Clinton ordered the release of  30  million barrels of oil in the U.S.'s emergency  Strategic

Petroleum Reserve. In the global interest rate futures markets, losses of approximately 0.8% were experienced primarily during

August from long positions in Japanese government bond futures as prices  were  weighed down by growing hopes for  higher  interest rates and economic expansion in Japan.  Additional downward price pressure occurred following the Bank of Japan's decision to raise interest  rates,  thus  ending their zero-interest  rate  policy.

During  September,  additional losses were  recorded  from  short positions in Japanese government bond futures positions as prices surged  and long-term interest rates dropped as investors  sought refuge  from falls in U.S. and Japanese stock prices.  Offsetting gains were recorded during September from long positions in short-

term  U.S.  interest  rate  futures as prices  in  these  markets

increased.   In  soft commodities, small losses of  approximately

0.1% were recorded primarily during July from short positions  in

cotton  futures  as  prices  increased.   Offsetting  gains  were

recorded during July from long sugar futures positions as  prices increased  on forecasts that the world surplus will  shrink  with smaller crops in 2000-2001.  Total expenses for the three  months ended September 30, 2000 were $4,950,610, resulting in net income of  $512,200.  The value of a Unit increased from $20.25 at  June

30, 2000 to $20.31 at September 30, 2000.



For  the  nine  months ended September 30, 2000, the  Partnership recorded  total trading losses net of interest income of $652,239

and  posted a decrease in Net Asset Value per Unit.     The  most

significant losses of approximately 5.4% were recorded in the global interest rate futures markets primarily during late April and  late  September  from long positions in U.S.  interest  rate futures  as  prices declined amid fears of higher interest  rates and  increasing  oil prices.  In the global stock  index  futures markets,  losses  of  approximately 5.2% were incurred  primarily during  mid  April from long positions in U.S. stock  indices  as domestic  equity  prices declined following  the  release  of  an unexpected  jump in the Consumer Price Index.  During  the  first half  of  September,  additional losses were recorded  from  long positions in U.S. stock index futures as prices declined  due  to jitters  in  the technology sector and a worrisome spike  in  oil prices.  In the metals markets, losses of approximately 2.3% were

recorded   primarily  during  June  from  short  silver   futures

positions  as  prices increased on the heels of the  increase  in gold  prices, in reaction to the U.S. dollar's weakness  and  the

Federal Open Market Committee's decision to leave interest  rates unchanged.  In  the agricultural markets, losses of approximately

0.9%  were recorded primarily during April and May from long corn and  soybean  futures  positions as prices  moved  lower  due  to

forecasts  for  heavy  rain in the U.S. growing  regions.   These

losses  were  partially  offset by gains  of  approximately  5.6%

recorded in the currency markets primarily during January, March,

April  and August from short positions in the euro and the  Swiss franc as the values of these currencies weakened versus the  U.S.

dollar due to skepticism about Europe's economic outlook and  due to the European Central Bank's ("ECB") passive stance towards its currency and increasing concern that the ECB should be more aggressive in combating inflation.  In the energy markets,  gains of  approximately 3.9% were recorded primarily during May, August and  September  from  long positions in natural  gas  futures  as

prices   trended  upward,  amid  supply  and  storage   concerns.

Additional gains were recorded primarily during January, February and  August  from  long futures positions in crude  oil  and  its refined products as oil prices increased on concerns about future output  levels  from the world's leading producer countries  amid

dwindling  stockpiles  and  increasing  demand.   In   the   soft

commodities  markets, gains of approximately 0.2%  were  recorded primarily throughout the second quarter and during July from long positions in sugar futures as sugar prices trended higher due  to

strong  demand  and  declining  production  from  Brazil.   Total

expenses  for  the  nine  months ended September  30,  2000  were

$15,771,945, resulting in a net loss of $16,424,184.   The  value

of a Unit decreased from $22.00 at December 31, 1999 to $20.31 at

September 30, 2000.



For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$1,323,973  and  posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 3.4% were recorded in the global stock index futures markets primarily from long S&P

500  Index  futures  positions as prices fell during  July  after

Federal

Reserve  Chairman  Alan Greenspan said that the  economy  may  be growing  fast  enough to warrant a second interest rate  increase later  this year.  During August, losses were recorded from short

S&P  500  Index futures positions as prices increased  after  the

Producer  Price  Index  for July showed that  inflation  remained under  control as the economy continued to grow.  In  the  global interest rate futures markets, losses of approximately 3.3%  were experienced during August primarily from short U.S. interest rate futures  positions  as  U.S. Treasury  prices  moved  temporarily higher  on  benign  inflation data, a successful  corporate  bond offering and the Federal Reserve's anticipated decision to  raise

interest  rates.   Additional  losses  were  experienced   during

September  from  short positions in Australian  bond  futures  as prices  spiked  higher  on technically  based  buying  and  short covering.  In the currency markets, losses of approximately  0.3%

were recorded during July primarily from short euro positions  as its  value  reversed significantly higher versus the U.S.  dollar due  to  a better-than-expected German business sentiment  survey and  a record U.S. trade deficit.  Offsetting currency gains were recorded  during  August  and September from  long  Japanese  yen positions  as  the value of the yen climbed to  a  44-month  high versus the U.S. dollar due to positive economic data out of  that country  and optimism over Japan's economic recovery.  A  portion of the Partnership's overall losses for the quarter was offset by gains  of  approximately  3.5% recorded  in  the  energy  markets primarily  from  long  positions in crude  oil  futures  and  its refined products, unleaded gas and
heating  oil,  as  oil prices climbed higher  during  August  and

September due to a perceived tightness in the gasoline market and an  announcement  by  OPEC  ministers  stating  that  they  would continue  to adhere to agreed-upon output cuts through the  first quarter  of  2000.  In the metals markets, gains of approximately

1.7% were recorded primarily from long gold futures positions  as prices  skyrocketed due to the results of the Bank  of  England's second  gold  auction on September 21 and the announcement  of  a plan by several European central banks to restrict sales of their gold  reserves  for  five years.  Total expenses  for  the  three months ended September 30, 1999 were $5,433,840, resulting  in  a net  loss  of  $6,757,813.  The value of a  Unit  decreased  from

$23.64 at June 30, 1999 to $22.88 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$7,840,757  and, after expenses, posted a decrease in  Net  Asset

Value  per  Unit.   The most significant losses of  approximately

3.9%  were experienced in the global stock index futures  markets primarily from long positions in European stock index futures  as prices  moved  lower  during  January  and  early  February  amid skepticism  regarding the stability of emerging market economies.

Prices in these markets continued to decline during May and  June amid  fears  of higher interest rates in the U.S.  In the  metals markets, losses of approximately 0.4% were experienced during the month of March primarily from long silver futures positions as prices declined during mid-month after Berkshire Hathaway's annual  report  failed  to provide any  new  information  on  the company's silver positions.  Offsetting gains were recorded  from long  positions  in  gold futures as gold  prices  soared  during

September following the Bank of England's second gold auction and an  announcement by several European central banks  stating  that they  were to restrict the sales of gold reserves for five years.

In   the   global  interest  rate  futures  markets,  losses   of

approximately 0.3% were recorded during September primarily  from short  positions  in  Australian bond futures  as  prices  spiked

higher  on  technically based buying and short covering.   Losses

were  also  recorded from short Japanese government bond  futures positions  early in the first quarter as prices surged higher  in response  to  the Bank of Japan's aggressive easing  of  monetary

policy.   Additional losses were experienced later in  the  first

quarter from newly established long positions as prices retreated following  comments by Bank of Japan Governor Masaru Hayami  that

he   expected  interest  rates  in  Japan  to  rise  over   time.

Offsetting  gains were recorded in this market sector from  short positions  in  European bond futures during  April  and  June  as prices  declined due to dampened sentiment regarding the European

Monetary Union and fears of an interest rate hike in the U.S.   A

portion  of the Partnership's overall losses was offset by  gains of  approximately  4.7% recorded in the energy markets  primarily from  long  futures  positions  in  crude  oil  and  its  refined products, unleaded gas and heating oil, as prices climbed  higher during March following an agreement reached by both

OPEC  and non-OPEC countries to cut total output beginning  April

1st.   Oil  prices continued to move higher throughout the  third quarter due to declining supplies, increasing demand and evidence that  output  cuts  were being adhered to.  In soft  commodities,

gains  of  approximately 0.4% were recorded throughout a majority of the first quarter primarily from short cocoa futures positions as  prices  declined amid fears that Brazil's financial  troubles will have an adverse effect on supply and demand.  Total expenses for  the  nine  months ended September 30, 1999 were $16,033,957,

resulting  in  a  net loss of $8,193,200.  The value  of  a  Unit decreased from $23.80 at December 31, 1998 to $22.88 at September

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary  market risk category as of September  30,  2000  and

1999.   At  September 30, 2000 and 1999, the Partnership's  total

capitalization was approximately $192 million and  $222  million,

respectively.

     Primary Market     September 30, 2000     September 30, 1999
     Risk Category         Value at Risk          Value at Risk

     Interest Rate            (1.18)%                  (0.50)%

     Currency                 (1.16)                   (1.20)

     Equity                    (0.24)                  (0.31)

     Commodity                (1.35)                   (1.48)

     Aggregate Value at Risk   (2.03)%                 (1.93)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.



Primary Market Risk Category       High      Low     Average

Interest Rate                      (1.18)%   (0.27)%   (0.73)%

Currency                           (1.16)    (0.36)    (0.76)

Equity                             (0.78)    (0.22)    (0.43)

Commodity                          (1.45)    (0.40)    (0.99)

Aggregate Value at Risk            (2.03)%   (0.85)%   (1.61)%


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

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk measures should be viewed in light of the methodology's limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at September 30, 2000 and for the end of the four

quarterly   reporting  periods  from  October  1,  1999   through

September  30, 2000.  Since VaR is based on historical data,  VaR should  not  be viewed as predictive of the Partnership's  future financial  performance or its ability to manage or monitor  risk.

There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.


Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they may represent are immaterial.  At September  30,  2000 the  Partnership's cash balance at DWR was approximately  87%  of its  total  Net  Asset  Value.  A decline in short-term  interest rates  will  result  in  a  decline  in  the  Partnership's  cash

management   income.  This  cash  flow  risk  is  not  considered

material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 2000, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.



Interest Rate.  The primary market exposure in the Partnership at

September  30, 2000 was in the global interest rate sector.   The

Partnership's  exposure in the interest rate market  complex  was

spread   primarily  across  the  U.S.,  European,  Japanese   and

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

Partnership    are   in   medium-   to   long-term   instruments.

Consequently,  even a material change in short-term  rates  would have  little effect on the Partnership, were the medium- to long-

term rates to remain steady.



Currency.   The  second largest market exposure at September  30,

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

2000, the Partnership's major exposures were in the euro currency crosses  and outright U.S. dollar positions.  Outright  positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include major and minor currencies.  Demeter does  not anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Equity.    The primary equity exposure at September 30, 2000  was

to  equity  price  risk in the G-7 countries.   The  stock  index

futures  traded by the Partnership are by law limited to  futures

on  broadly  based  indices.   As  of  September  30,  2000,  the

Partnership's primary exposures were in the S&P 500 (U.S.),  Hang

Seng  (China) and Nikkei (Japan) stock indices.  The  Partnership is  primarily  exposed  to the risk of adverse  price  trends  or static  markets  in  the  U.S., European  and  Japanese  indices.

Static  markets  would not cause major market changes  but  would make  it difficult for the Partnership to avoid being "whipsawed"

into numerous small losses.

Commodity

Energy.  On September 30, 2000, the Partnership's energy exposure was  shared primarily by futures contracts in the crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Metals.   The  Partnership's primary metals  market  exposure  at

September 30, 2000 was to fluctuations in the price of  gold  and

silver.   Although certain Trading Advisors will,  from  time  to

time,  trade base metals such as copper, aluminum, zinc,  nickel,

tin  and  lead, the principal market exposures of the Partnership have  consistently  been  in precious metals,  gold  and  silver.

Exposure  was  evident in the gold market  as  gold  prices  were

volatile   during  the  quarter.   Silver  prices  have  remained

volatile  over this period, and the Trading Advisors  have,  from time  to  time,  taken  positions as they have  perceived  market opportunities to develop.



Soft  Commodities and Agriculturals.  On September 30, 2000,  the

Partnership had exposure in the soybeans and its related products, orange juice, lean hogs and coffee markets. Supply and

demand   inequalities,  severe  weather  disruption  and   market

expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign

currency  balances  are  in Hong Kong dollars.   The  Partnership

controls  the  non-trading risk of these  balances  by  regularly converting  these balances back into dollars upon liquidation  of the respective position.



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

Unit as of the date of such monthly closing.



Through   September  30,  2000,  19,287,646.237  Units   of   the

Partnership  were sold, leaving 6,326,320.863 Units unsold.   The

aggregate price of the Units sold through September 30,  2000  is

$304,967,273.



Since  DWR  has  paid all offering expenses and no  expenses  are chargeable against proceeds, 100% of the proceeds of the offering have  been applied to the working capital of the Partnership  for use  in  accordance  with the "Use of Proceeds"  section  of  the

Prospectus included as part of each Registration Statement.

Item 5.   OTHER INFORMATION

In  the  month of October 2000 the clearing commodity broker  for the  Partnership  was changed from Carr Futures  Inc.  to  Morgan

Stanley  &  Co.,  Inc.  and Morgan Stanley  &  Co.  International

Limited.


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




                          Morgan Stanley Dean Witter Spectrum
                          Select L.P. (Registrant)

                          By: Demeter Management Corporation
                               (General Partner)

November 14, 2000         By:  /s/ Raymond E. Koch
                                   Raymond E. Koch
                                   Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.