Form 10-Q
period 2001-03-31
MORGAN STANLEY DEAN WITTER SPECTRUM SELECT LP
filed 2001-05-14
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001 or

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

Yes    X       	No___________


MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2001

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition at March 31, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2001 and 2000
		(Unaudited)................................................4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................18-31

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 32

Item 2.	Changes in Securities and Use of Proceeds.......... 32-34

Item 6.	Exhibits and Reports on Form 8-K....................35-37





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	     December 31,
                                                                                            2001   	    2000
	$	   $
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash	227,452,241	196,555,362

	Net unrealized gain on open contracts (MS & Co.)	21,492,549 	  26,063,382
	Net unrealized loss on open contracts (MSIL)	     (660,328)	     (511,085)

	Total net unrealized gain on open contracts	20,832,221	25,552,297
	Net option premiums	       394,160	           _-____

	     Total Trading Equity	248,678,622	222,107,659

Subscriptions receivable	3,610,505 	1,583,941
Interest receivable (Morgan Stanley DW)	        852,730	      889,954

	     Total Assets	 253,141,857	 224,581,554

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	2,163,225 	2,110,529
	Accrued brokerage fees (Morgan Stanley DW)	1,390,329 	1,231,479
	Accrued incentive fees                  706,462                                  -
	Accrued management fees	      575,308	     509,577

	     Total Liabilities	   4,835,324	  3,851,585

Partners' Capital

	Limited Partners (9,396,876.548 and
        9,255,010.627 Units, respectively) 	245,483,150 	218,182,118
	General Partner (108,076.600 Units)	     2,823,383 	     2,547,851

	Total Partners' Capital	   248,306,533 	  220,729,969

	Total Liabilities and Partners' Capital	  253,141,857	  224,581,554

NET ASSET VALUE PER UNIT	            26.12	             23.57

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

                                                                                                            2001   	   2000
                                                                                                               $	   $
REVENUES
	Trading profit (loss):
		Realized	32,689,054		4,910,985
	  	Net change in unrealized	   (4,720,076) 		   (4,790,955)

			Total Trading Results	27,968,978		120,030

	Interest Income (Morgan Stanley DW)	    2,556,038		  2,284,949

			Total  	   30,525,016		  2,404,979


EXPENSES

	Brokerage fees (Morgan Stanley DW)	4,082,437		3,919,970
  	Management fees 	1,689,283		   1,622,055
  	Incentive fees	     706,462		______-____

		  Total	    6,478,182		  5,542,025


NET INCOME (LOSS)	  24,046,834 		  (3,137,046)


NET INCOME (LOSS) ALLOCATION

   	Limited Partners                	23,771,302		(3,094,054)
   	General Partner                        	275,532		  (42,992)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                                                 2.55			(0.32)
	General Partner                                                                                  2.55			   (0.32)





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2001 and 2000
	(Unaudited)




                                                                         Units of
                                                                     Partnership	Limited	General
                                                                        Interest   	Partners	Partner	Total


Partners' Capital,
	December 31, 1999	  9,716,887.432 		$210,877,519  	$2,928,155  	$213,805,674

Offering of Units	517,227.165 	        11,415,053                   - 	     	11,415,053

Net Loss                                                                    -	        	(3,094,054)		(42,992)		(3,137,046)

Redemptions 	   (468,714.690)		  (10,365,259)	                  -       		  (10,365,259)

Partners' Capital,
	March 31, 2000	  9,765,399.907	    	$208,833,259    	$2,885,163		$211,718,422




Partners' Capital,
	December 31, 2000	  9,363,087.227 		$218,182,118  	$2,547,851  	$220,729,969

Offering of Units	356,453.591		8,868,974	                  -			8,868,974

Net Income                                                              -			23,771,302		275,532		24,046,834

Redemptions 	   (214,587.670)		  (5,339,244)	                  -       		  (5,339,244)


Partners' Capital,
	March 31, 2001	  9,504,953.148	    	$245,483,150    	$2,823,383		$248,306,533










The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2001     	      2000
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	24,046,834	  	(3,137,046)
	Noncash item included in net income (loss):
		Net change in unrealized	4,720,076		 4,790,955

(Increase) decrease in operating assets:
	   	Net option premiums	(394,160) 		503,106
		Interest receivable (Morgan Stanley DW)	37,224		(70,831)

Increase in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	158,850		28,269
Accrued incentive fees	706,462	                             -
Accrued management fees 	      65,731		    11,697

Net cash provided by operating activities 	   29,341,017		  2,126,150


CASH FLOWS FROM FINANCING ACTIVITIES

		Offering of Units	8,868,974		11,415,053
		Increase in subscriptions receivable	    (2,026,564)		   (1,407,992)
		Increase in redemptions payable	         52,696		       200,132
		Redemptions of Units	 (5,339,244)		(10,365,259)

Net cash provided by (used for) financing activities	   1,555,862		      (158,066)

Net increase in cash	30,896,879  	1,968,084

Balance at beginning of period	   196,555,362		   207,251,012

Balance at end of period	   227,452,241		   209,219,096





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Spectrum Select L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Morgan Stanley Dean Witter Spectrum Select L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures, forward and options contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Dean Witter Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Spectrum Commodity L.P., Morgan Stanley Dean Witter Spectrum Currency L.P., Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P. and Morgan Stanley Dean Witter Spectrum Technical L.P.

MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Prior to October 2000, Carr Futures Inc. provided clearing and execution services. Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading advisors to the Partnership are EMC Capital Management, Inc., Rabar Market Research, Inc. and Sunrise Capital Management, Inc. (collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills.  Brokerage fees are paid to Morgan Stanley DW.

MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Instruments
The Partnership trades futures, forward and options contracts on physical commodities and other commodity interests, including but not limited to foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;

MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gain on open contracts is reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $20,832,221 and $25,552,297 at March 31, 2001 and December 31, 2000, respectively.

Of the $20,832,221 net unrealized gain on open contracts at March
31, 2001, $17,311,961 related to exchange-traded futures and futures-styled option contracts and $3,520,260 related to off-exchange-traded forward currency contracts.

Of the $25,552,297 net unrealized gain on open contracts at December 31, 2000, $23,901,575 related to exchange-traded futures and futures-styled options contracts and $1,650,722 related to off-exchange-traded forward currency contracts.

MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Exchange-traded futures and futures-styled options contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through March 2002 and December 2001, respectively. Off-exchange-traded forward currency contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through June 2001 and March 2001, respectively.

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by

MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $244,764,202 and $220,456,937 at March 31, 2001 and December 31, 2000,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources - The Partnership does not have, or expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the quarters ended March 31, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income of $30,525,016 and posted an increase in net asset value per Unit.
The most significant gains of approximately 8.8% were recorded throughout the majority of the quarter in the global interest rate futures markets from long positions in eurodollar futures as prices rose amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the

U.S. Federal Reserve. Additional gains were recorded during January from long positions in Japanese government bond futures as prices moved higher on concerns regarding that country's economy. In the currency markets, profits of approximately 3.4% were recorded throughout the majority of the quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. In the global stock index futures markets, gains of approximately 2.1% were recorded throughout the majority of the quarter from short positions in U.S., German and British stock index futures as global stock prices continued to trend lower on worries that the U.S. economic slowdown will ignite a global downturn. In the metals markets, gains of approximately 0.7% were recorded primarily during March from short positions in gold and silver futures as prices were pressured lower on concerns regarding the world economy and a disappointing gold auction conducted by the Bank of England. These gains were partially offset by losses of approximately 1.7% recorded throughout a majority of the quarter in the energy markets from long positions in natural gas futures as prices reversed their sharp upward trend amid bearish inventory data and forecasts for warmer weather. In the agricultural markets, losses of approximately 0.7% were experienced from long corn futures positions as prices moved lower due to favorable South American weather. Total expenses for the three months ended March 31, 2001 were $6,478,182, resulting in net income of $24,046,834. The net asset value of a Unit increased from $23.57 at December 31, 2000 to $26.12 at March 31, 2001.

For the Quarter Ended March 31, 2000
For the quarter ended March 31, 2000, the Partnership recorded total trading revenues, including interest income, of $2,404,979 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 1.8% were recorded in the global interest rate futures markets from short positions in U.S. Treasury bond futures as interest rates at the longer end of the yield curve declined during the second half of January, thus resulting in domestic bond prices being pushed higher. Losses were also recorded from short positions in short- to mid-term U.S. Treasury note futures as prices rose later in February as the U.S. stock markets fluctuated and investors shifted assets into two-year and five-year Treasury notes from stocks and 30-year Treasury bonds. In the metals markets, losses of approximately 1.0% were experienced from long positions in aluminum and copper futures as prices reversed lower earlier in February due primarily to technically based selling and dipped lower again later in February led downward by falling prices of other base metals. In the global stock index futures markets, losses of approximately 0.4% were incurred from long positions in Hang Seng Index futures as most global equity prices reversed lower earlier in January amid fears of interest rate hikes. Additional losses were experienced from short-term volatile price movements in U.S. and European stock index futures throughout a majority of January. Losses were also experienced during March from long positions in European stock index futures as prices declined. These losses were partially offset by gains of approximately 1.7% recorded primarily during January and February in the energy markets from long futures positions in crude oil and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. In the currency markets, gains of approximately 1.5% were recorded primarily during January and March from short positions in the euro, Europe's common currency, and the Swiss franc as the values of these currencies weakened versus the U.S. dollar. The euro dropped below parity with the U.S. dollar late in January, hurt by skepticism about Europe's economic outlook and lack of public support from European officials. Offsetting currency losses were recorded during February from long British pound positions as the value of the pound weakened versus the U.S. dollar on interest rate increases by the U.S. Federal Reserve and talks of a merger between two major telecommunications companies. Total expenses for the three months ended March 31, 2000 were $5,542,025, resulting in a net loss of $3,137,046. The net asset value of a Unit decreased from $22.00 at December 31, 1999 to $21.68 at March 31, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction
The Partnership is a commodity pool involved in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the

Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2001 and 2000. At March 31, 2001 and 2000, the Partnership's total capitalization was approximately $248 million and $212 million, respectively.

Primary Market         March 31, 2001	    March 31, 2000
Risk Category	    	    Value at Risk	     Value at Risk

     Interest Rate	        (1.43)%  			(0.58)%
     Currency	        (0.65)				(1.16)
     Equity	        (0.48)	 			(0.78)
     Commodity	        (0.66)	 		     (0.78)
     Aggregate Value at Risk      (1.87)%			(1.88)%


Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2000 through March 31, 2001.

Primary Market Risk Category       High      Low     Average
Interest Rate		(2.33)%	(0.87)%	 (1.45)%
Currency               		(1.16)	(0.36)	 (0.69)
Equity  		(0.55)	(0.22)	 (0.37)
Commodity	 	(1.45)	(0.59)	 (1.01)
Aggregate Value at Risk 			(2.65)%	(1.68)%	 (2.06)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value in response to market movements may differ from those of the VaR model;

?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2001 and for the end of the four quarterly reporting periods from April 1, 2000 through March 31, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial. At March 31, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately

87% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership.
 Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2001, was in the global interest rate complex. The Partnership's exposure in the interest rate market complex was primarily spread across the U.S., European, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain,

Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations
- e.g. Australia and Spain. Demeter anticipates that G-7, Australian and Spanish interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates, which have the most effect on the Partnership, are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium- to long-term rates to remain steady.

Currency. The second largest market exposure at March 31, 2001, was in the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the first quarter of 2001, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Equity. The primary equity exposure at March 31, 2001, was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2001, the Partnership's primary exposures were to the DAX (Germany), Nikkei (Japan), NASDAQ (U.S.) and S&P 500 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Metals. The Partnership's primary metals market exposure at March 31, 2001, was to fluctuations in the price of gold and silver. Although certain Trading Advisors will, from time to time, trade base metals such as copper, aluminum, zinc, nickel, tin, and lead, the principal market exposures of the

Partnership have consistently been to precious metals, gold and silver. Market exposure to precious metals was evident as gold prices were volatile during the quarter. Silver prices remained volatile over this period, and the Trading
Advisors have, from time to time, taken positions as they have perceived market opportunities to develop.

Soft Commodities and Agriculturals. At March 31, 2001, the Partnership had exposure to the coffee, orange juice, soybeans and its related products and sugar markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Energy. At March 31, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2001:

Foreign Currency Balances.	The Partnership's primary
foreign currency balances were in Japanese yen, euros, Australian dollars and Canadian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.

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

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000.

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

The Partnership registered an additional 75,000 Units (pre-conversion) pursuant to a new Registration Statement of Form S-1, which became effective on August 31, 1993 (SEC File Number 33-65072) (the "Second Offering"). The Second Offering commenced on August 31, 1993 and terminated as of September 30, 1993, with 74,408.337 Units sold. The aggregate price of the Second Offering amount registered was $102,744,000, based upon an initial offering price of $1,369.92. The aggregate price of the Units sold during the Second Offering was $116,617,866.

The Partnership registered an additional 60,000 Units (pre-con-version) pursuant to another Registration Statement on Form S-1, which became effective on October 17, 1996 (SEC File Number 333-
1918), (the "Third Offering"). The Third Offering commenced on October 17, 1996 and terminated as of March 3, 1997, with 10,878.000 Units sold. The aggregate price of the Third Offering amount registered was $98,247,000, based upon an initial offering price of $1,637.45. The aggregate price of the Units sold during the Third Offering was $22,308,326.

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

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are being sold at monthly closings as of the last day of each month at a price equal to 100% of the net asset value of a Unit as of the date of such monthly closing.

Through March 31, 2001, 19,858,840.323 Units of the Partnership were sold, leaving 5,755,126.777 Units unsold. The aggregate price of the Units sold through March 31, 2001 is $318,532,007.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits
3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, is incorporated by reference to
Exhibit A of the Partnership's Prospectus, dated March 23,
2001, filed with the Securities and Exchange Commission
pursuant to Rule 424(b)(3) under the Securities Act of
1933.
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
to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus, dated March 23, 2001, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933.

10.10	Form of Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Dean Witter Spectrum Strategic
L.P., Morgan Stanley Dean Witter Spectrum Global Balanced
L.P., Morgan Stanley Dean Witter Spectrum Technical L.P.,
Morgan Stanley Dean Witter Spectrum Currency L.P., Morgan
Stanley Dean Witter Spectrum Commodity L.P., Demeter
Management Corporation, Dean Witter Reynolds Inc., and
Chemical Bank is incorporated by reference to Exhibit
10.10 of the Partnership's Registration Statement on Form
S-1 (file No. 333-90467) filed with the Securities and
Exchange Commission on November 5, 1999.
10.11	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated March 23,
2001, filed with the Securities and Exchange Commission
pursuant to Rule 424(b)(3) under the Securities Act of
1933.
10.12	Amended and Restated Customer Agreement between the
Registrant and Dean Witter Reynolds Inc., dated October
16, 2000, is incorporated by reference to Exhibit 10.12 of
the Partnership's Registration Statement on Form S-1 (File
No. 333-90467) filed with the Securities and Exchange
Commission on March 14, 2001.
10.13	Commodity Futures Customer Agreement among the Registrant,
Morgan Stanley & Co. Incorporated, and Dean Witter
Reynolds Inc., dated June 6, 2000, is incorporated by
reference to Exhibit 10.13 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90467)
filed with the Securities and Exchange Commission on March
14, 2001.
10.14	Form of Customer Agreement among the Registrant, Morgan
Stanley & Co. International Limited, and Morgan Stanley &
Co. Incorporated, dated June 6, 2000, is incorporated by
reference to Exhibit 10.14 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90467)
filed with the Securities and Exchange Commission on March
14, 2001.
10.15	Foreign Exchange and Options Master Agreement between the
Registrant and Morgan Stanley & Co. Incorporated., dated
April 30, 2000, is incorporated by reference to Exhibit
10.15 of the Partnership's Registration Statement on Form
S-1 (File No. 333-90467) filed with the Securities and
Exchange Commission on March 14, 2001.

10.16	Management Agreement, dated May 1, 2001, among the
Partnership, Demeter Management Corporation, and
Northfield Trading L.P., is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-
19511) filed with the Securities and Exchange Commission on April 25, 2001.

(B)   Reports on Form 8-K.

 Effective May 1, 2001, the Partnership entered into a management agreement with Northfield Trading L.P.
 ("Northfield"), adding Northfield as its fourth trading
 Advisor.

	SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          Morgan Stanley Dean Witter Spectrum
                          Select L.P. (Registrant)

                          By: Demeter Management Corporation
	(General Partner)

May 14, 2001              By:  /s/ Raymond E. Koch
                                   Raymond E. Koch
                                   Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.