Form 10-Q
period 2001-06-30
MORGAN STANLEY DEAN WITTER SPECTRUM SELECT LP
filed 2001-08-14
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of
 		June 30, 2001 (Unaudited) and December 31, 2000..........2

		Statements of Operations for the Quarters Ended
		June 30, 2001 and 2000 (Unaudited).......................3

		Statements of Operations for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited)...................... 4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2001 and 2000
		(Unaudited)............................................. 5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited).......................6

		Notes to Financial Statements (Unaudited).............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.....13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.......................................22-35

Part II. OTHER INFORMATION

Item 1. Legal Proceedings....................................36

Item 2.	Changes in Securities and Use of Proceeds........ 36-38

Item 6.	Exhibits and Reports on Form 8-K..................39-41









PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION

	  June 30,	     December 31,
                       2001   	    2000
	$	   $
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash	221,148,577	196,555,362

	Net unrealized gain on open contracts (MS & Co.)	6,680,542	26,063,382
	Net unrealized gain (loss) on open contracts (MSIL)	       928,628	   (511,085)

	Total net unrealized gain on open contracts	    7,609,170	  25,552,297

	     Total Trading Equity	228,757,747	222,107,659

Subscriptions receivable	3,215,510 	1,583,941
Interest receivable (Morgan Stanley DW)	       587,399 	      889,954

	     Total Assets	232,560,656	 224,581,554

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	1,522,067 	2,110,529
	Accrued brokerage fees (Morgan Stanley DW)	1,398,545 	1,231,479
	Accrued management fees	       578,708  	            509,577

	     Total Liabilities	    3,499,320	  3,851,585

Partners' Capital

	Limited Partners (9,537,290.308 and
	      9,255,010.627 Units, respectively) 	226,494,697 	218,182,118
	General Partner (108,076.600 Units)	     2,566,639 	     2,547,851

	     Total Partners' Capital	   229,061,336 	  220,729,969

Total Liabilities and Partners' Capital	  232,560,656 	  224,581,554

NET ASSET VALUE PER UNIT	              23.75	             23.57

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

                                                                                                            2001   	   2000
                                                                                                               $	   $
REVENUES
	Trading loss:
		Realized	(5,251,075)		(8,288,499)
	  	Net change in unrealized	  (13,223,051)		   (2,601,727)

			Total Trading Results	(18,474,126)		(10,890,226)

	Interest income (Morgan Stanley DW)                                     1,937,304		                  2,370,198

			Total  	  (16,536,822)		   (8,520,028)


EXPENSES

	Brokerage fees (Morgan Stanley DW)                                     4,297,036	                    3,734,146
	Management fees                                                                     1,778,084		                   1,545,164

			Total                                                                               6,075,120 			   5,279,310


NET LOSS	  (22,611,942)		(13,799,338)


NET LOSS ALLOCATION

	Limited Partners                                                                     	(22,355,198)              (13,609,470)
	General Partner 	(256,744)	                    (189,868)


NET LOSS PER UNIT

	Limited Partners                           (2.37)	                           (1.43)
	General Partner                           (2.37)	                           (1.43)





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	    For the Six Months Ended June 30,

                                                                                                            2001   	   2000
                                                                                                               $	   $
REVENUES
	Trading profit (loss):
		Realized	27,437,979		(3,377,514)
 	 	Net change in unrealized                                               (17,943,127)		   (7,392,682)

			Total Trading Results	9,494,852		(10,770,196)

	Interest income (Morgan Stanley DW)	     4,493,342		     4,655,147

			Total  	   13,988,194		    (6,115,049)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	8,379,473		7,654,116
	Management fees 	3,467,367		   3,167,219
	Incentive fees	      706,462		______-____

		   Total 	  12,553,302		   10,821,335


NET INCOME (LOSS)	     1,434,892		 (16,936,384)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	1,416,104		(16,703,524)
	General Partner	18,788		(232,860)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                                                 0.18			(1.75)
	General Partner                                                                                  0.18			(1.75)





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2001 and 2000
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
	December 31, 1999	9,716,887.432  	210,877,519  	2,928,155  	213,805,674

Offering of Units	845,703.722	         18,238,832                   - 	     	18,238,832

Net Loss                   -	(16,703,524)	           (232,860)		   (16,936,384)

Redemptions 	   (996,418.888)		  (20,843,165)	            (506,250)		 (21,349,415)

Partners' Capital,
	June 30, 2000	  9,566,172.266	    	  191,569,662         	2,189,045		193,758,707





Partners' Capital,
	December 31, 2000	9,363,087.227  	218,182,118  	2,547,851  	220,729,969

Offering of Units	734,266.480	         17,962,145                   - 	     	17,962,145

Net Income                                                               -		      	1,416,104	              18,788			   1,434,892

Redemptions 	   (451,986.799)		  (11,065,670)	                   -      		 (11,065,670)

Partners' Capital,
	June 30, 2001	  9,645,366.908	    	  226,494,697      	    2,566,639		  229,061,336








The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	1,434,892		(16,936,384)
Noncash item included in net income (loss):
		Net change in unrealized	17,943,127		7,392,682

(Increase) decrease in operating assets:
	      	Interest receivable (Morgan Stanley DW)	302,555		(52,940)
	   	Net option premiums                                                                     -			776,380

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	167,066		(40,423)
   		Accrued management fees	       69,131		       (16,727)

Net cash provided by (used for) operating activities 	   19,916,771		   (8,877,412)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	17,962,145		18,238,832
(Increase) decrease in subscriptions receivable                            (1,631,569)     	1,557,079
Decrease in redemptions payable                                                     (588,462)		(625,783)
Redemptions of Units                                                                    (11,065,670)		(21,349,415)

Net cash provided by (used for) financing activities	       4,676,444		   (2,179,287)

Net increase (decrease) in cash	24,593,215		(11,056,699)

Balance at beginning of period	   196,555,362		   207,251,012

Balance at end of period	   221,148,577		   196,194,313





	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2001
(UNAUDITED)

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

1. Organization
Morgan Stanley Dean Witter Spectrum Select L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Dean Witter Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Spectrum Commodity L.P., Morgan Stanley Dean Witter Spectrum Currency L.P., Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P. and Morgan Stanley Dean Witter Spectrum Technical L.P.

MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. Effective May 1, 2001 the Partnership entered into a management agreement with Northfield Trading L.P. ("Northfield") adding Northfield as its fourth trading advisor. The trading advisors to the Partnership are EMC Capital Management, Inc., Rabar Market Research, Inc., Sunrise Capital Management, Inc., and Northfield (collectively, the "Trading Advisors").

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

MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including but not limited to foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a
component of "Equity in futures interests trading accounts" on the statements of financial condition and their longest contract maturities were as follows:
                    Net Unrealized Gains on Open
                             Contracts                   Longest Maturity

   	            Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
                   Traded       Traded       Total      Traded      Traded
Date              Contracts    Contracts   Contracts   Contracts   Contracts
                       $            $	    $

June 30, 2001       7,559,278     49,892   7,609,170    June 2002    Sept. 2001

December 31, 2000  23,901,575  1,650,722  25,552,297    Dec. 2001    March 2001

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in

MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $228,707,855 and $220,456,937 at June 30, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With

MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership's results depend on its Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $16,536,822 and posted a decrease in net asset value per Unit.
The most significant losses of approximately 4.7% were experienced primarily during April in the global interest rate futures markets as a portion of previously recorded profits was given back from long positions in U.S. and European interest rate futures as prices reversed sharply downward, after trending higher earlier this year, as investors deserted fixed income securities in an asset shift to equities. Losses were also recorded from short positions in U.S. interest rate futures as prices moved higher in a flurry of flight-to-quality buying spawned by Middle East instability on June 22nd and in anticipation of the Federal Reserve interest rate cut in late June. Additional losses were recorded during the third week of June from short positions in German interest rate futures as prices increased following a drop in German business confidence data and signs that inflation may have peaked in that region, which reinforced the prospects of European interest rate cuts.
In the global stock index futures markets, losses of approximately 2.3% were incurred primarily during the first half of April from short positions in DAX Index futures as prices reversed higher on renewed hopes that the worst may be over for badly beaten technology and telecom stocks. During May and June, additional losses were recorded from DAX Index futures positions as prices generally moved in an erratic, directionless pattern on conflicting economic information and investor sentiment. In the currency markets, losses of approximately 1.3% were recorded primarily during early June from long positions in the British pound as its value weakened relative to the U.S. dollar in reaction to reports that British Prime Minister Blair will push for Great Britain's entry into the European Monetary Union. In the metals markets, small losses were experienced primarily during late May from newly established long gold futures positions as gold prices sharply reversed lower, after spiking higher earlier in May, following the return of more bearish sentiment regarding the outlook for the U.S. economy. These losses were partially offset by gains of approximately 0.5% recorded primarily during May and June in the energy markets from short natural gas futures positions as prices declined on continued concerns about rising U.S. natural gas inventories and mild weather across the United States. Total expenses for the three months ended June 30, 2001 were $6,075,120, resulting in a net loss of $22,611,942. The net asset value of a Unit decreased from $26.12 at March 31, 2001 to $23.75 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $13,988,194 and posted an increase in net asset value per Unit. The most significant gains of approximately 3.7% were recorded during January in the global interest rate futures markets from long positions in Japanese government bond futures as prices moved higher on concerns regarding that country's economy. During May and June, profits were recorded from long positions in Japanese interest rate futures as prices rose in response to the Japanese government's pledge for fiscal reform. Additional gains were recorded throughout the majority of the first quarter from long positions in eurodollar futures as prices rose amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. In the currency markets, profits of approximately 2.0% were recorded throughout a majority of the first quarter from short positions in the Japanese yen as its value weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. In the metals markets, gains of approximately 0.6% were recorded from short copper futures positions as the slowdown in the U.S. economy and weak demand continued to drive prices lower. These gains were partially offset by losses of approximately 1.2% recorded throughout a majority of the first quarter in the energy markets from long positions in natural gas futures as prices reversed the sharp upward trend experienced in late 2000 amid bearish inventory data and forecasts for favorable weather. In the agricultural markets, losses of approximately 0.3% were experienced primarily during the first quarter from long corn futures positions as prices moved lower due to favorable South American weather. Total expenses for the six months ended June 30, 2001 were $12,553,302, resulting in net income of $1,434,892.
The net asset value of a Unit increased from $23.57 at December 31, 2000 to $23.75 at June 30, 2001.

For the Quarter and Six Months Ended June 30, 2000
For the quarter ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $8,520,028 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.1% were recorded in the global stock index futures markets primarily during April from long positions in S&P 500 and NASDAQ 100 Index futures as domestic equity prices declined following the release of an unexpected jump in the Consumer Price Index. Fears of inflation and concerns that the Federal Reserve needed to raise interest rates more aggressively further panicked an already weary market and forced equity prices lower. In the global interest rate futures markets, losses of approximately 2.8% were incurred primarily during April from long positions in U.S. interest rate futures as prices declined amid fears of higher interest rates and a late month bounce in equity prices. In the metals markets, losses of approximately 2.1% were experienced primarily from long positions in nickel and copper futures as most base metals prices moved lower in late May amid technically based selling. In the agricultural markets, losses of approximately 0.9% were recorded primarily during April and May from long corn and soybean futures positions as prices moved lower due to forecasts for heavy rain in the U.S. corn and soy growing regions. In the currency markets, losses of approximately 0.4% were recorded primarily during April from long positions in the Japanese yen as the value of the yen weakened versus the U.S. dollar amid fears of additional Bank of Japan intervention. Losses were also recorded from short positions in the Japanese yen as the value of the U.S. dollar weakened versus the yen during May and June due primarily to the perception that interest rates in the U.S. may have topped out and that economic growth may finally be slowing. These losses were partially offset by gains of approximately 3.5% recorded primarily during May in the energy markets from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. Adding to supply concerns were fears that the U.S. demand will outstrip production this summer, when inventories are typically refilled for the winter. In the soft commodities markets, gains of approximately 0.4% were recorded from long positions in sugar futures as sugar prices trended higher due to strong demand and declining production from Brazil. Total expenses for the three months ended June 30, 2000 were $5,729,310, resulting in a net loss of $13,799,338. The net asset value of a Unit decreased from $21.68 at March 31, 2000 to $20.25 at June 30, 2000.

For the six months ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $6,115,049 and posted a decrease in net asset value per Unit. The most significant losses of approximately 4.6% were recorded in the global interest rate futures markets during April from long positions in U.S. interest rate futures as prices declined amid fears of higher interest rates and a late month bounce in equity prices. In the global stock index futures markets, losses of approximately 3.5% were incurred from long positions in Hang Seng Index futures as most global equity prices reversed lower in early January amid fears of interest rate hikes. During April, Japanese equity prices, particularly technology issues, declined sharply following the downward move of U.S. stock prices thus resulting in losses for long Nikkei Index futures positions. Additional losses were experienced primarily during April from long positions in U.S. stock indices as domestic equity prices declined following the release of an unexpected jump in the Consumer Price Index. In the metals markets, losses of approximately 3.1% were experienced from long positions in copper and aluminum futures as prices reversed lower in February.
During May, most base metals prices declined amid technically based selling, thus resulting in additional losses in these markets. In the agricultural markets, losses of approximately 1.1% were recorded primarily during April and May from long corn and soybean futures positions as prices moved lower due to forecasts for heavy rain in the U.S. corn and soy growing regions. These losses were partially offset by gains of approximately 5.2% were recorded primarily during May in the energy markets from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. Adding to supply concerns were fears that the U.S. demand will outstrip production this summer, when inventories are typically refilled for the winter. Additional gains were recorded primarily during January and February from long futures positions in crude oil and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. In the currency markets, gains of approximately 1.2% were recorded primarily during January and March from short positions in the euro and the Swiss franc as the values of these currencies weakened versus the U.S. dollar due to skepticism about Europe's economic outlook. Additional gains were recorded during April from short positions in the euro as its value dropped versus the U.S. dollar due to the European Central Bank's ("ECB") passive stance towards its currency and increasing concern that the ECB should be more aggressive in combating inflation. In the soft commodities markets, gains of approximately 0.3% were recorded from long positions in sugar futures as sugar prices trended higher due to strong demand and declining production from Brazil. Total expenses for the six months ended June 30, 2000 were $10,821,335, resulting in a net loss of $16,936,384. The net asset value of a Unit decreased from $22.00 at December 31, 1999 to $20.25 at June 30, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2001 and 2000. At June 30, 2001 and 2000, the Partnership's total capitalization was approximately $229 million and $194 million, respectively.

Primary Market            June 30, 2001	     June 30, 2000
Risk Category	    	      Value at Risk	     Value at Risk

     Currency		(1.98)%    		(0.36)%
     Interest Rate		(0.76)  			(0.87)
     Equity		(0.32)     		(0.22)
Commodity	  	(0.73)			(1.45)
     Aggregate Value at Risk		(2.10)% 			(1.68)%


Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2000 through June 30, 2001.

Primary Market Risk Category		 High 	 Low 	Average
Currency		(1.98)%	(0.58)%	 (1.09)%
Interest Rate		(2.33)	(0.76)	 (1.43)
Equity  		(0.55)	(0.24)	 (0.40)
Commodity		(1.35)	(0.59)	 (0.83)
Aggregate Value at Risk 		     (2.65)%	(1.87)%	 (2.17)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2001, the Partnership's cash balance at Morgan
Stanley DW was approximately 90% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency. The primary market exposure at June 30, 2001 was in the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations.
The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the second quarter of 2001, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. The next largest market exposure of the Partnership at June 30, 2001 was to the global interest rate complex. The Partnership's exposure in the interest rate market complex was primarily spread across the U.S., European, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations
- e.g. Australia and Spain. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium to long-term instruments.
Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium to long-term rates to remain steady.

Equity. At June 30, 2001, the Partnership's primary exposures were to the DAX (Germany), Hang Seng (China) and S&P 500 (U.S.) stock indices. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. Historically, the Partnership has been exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese indices, primarily the G-7 countries. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Metals. The Partnership's primary metals market exposure at June 30, 2001 was to fluctuations in the price of gold and silver. Although certain Trading Advisors will, from time to time, trade base metals such as copper, aluminum, zinc, nickel, lead and tin, the principal market exposures of the Partnership have consistently been to precious metals. Gold and silver prices continued to be volatile during the quarter. The Trading Advisors, from time to time, take positions when market opportunities develop.

Energy. At June 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At June 30, 2001, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure, however, was to sugar, orange juice, soybeans and its related products markets.
Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2001 were in euros, Japanese yen, Hong Kong dollars and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of their respective positions.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

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

Units are being sold at monthly closings at a price equal to 100% of the net asset value of a Unit as of the last day of each month.

Through June 30, 2001, 20,236,653.212 Units of the Partnership were sold, leaving 5,377,313.888 Units unsold. The aggregate price of the Units sold through June 30, 2001 is $327,625,179.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits
3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, is incorporated by reference to
Exhibit A of the Partnership's Prospectus, dated March 23,
2001, filed with the Securities and Exchange Commission
pursuant to Rule 424(b)(3) under the Securities Act of
1933.
3.02	Certificate of Limited Partnership, dated March 21, 1991,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File No. 33-39667) filed with the Securities and Exchange
Commission on March 27, 1991.
3.03	Amended Certificate of Limited Partnership, dated April
28, 1998, is incorporated by reference to Exhibit 3.03 of
the Partnership's Form 10-K (File No. 0-19511) for fiscal
year ended December 31, 1998.
10.01	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter Management Corporation, and Rabar Market Research, Inc. is
incorporated by reference to Exhibit 10.01 of the
Partnership's Form 10-K (File No. 0-19511) for fiscal year
ended December 31, 1998.
10.02	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter Management Corporation, and EMC Capital Management, Inc. is
incorporated by reference to Exhibit 10.02 of the
Partnership's Form 10-K (File No. 0-19511) for fiscal year
ended December 31, 1998.
10.03	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter Management Corporation, and Sunrise Capital Management, Inc. is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 10-K (File No. 0-19511) for fiscal year
ended December 31, 1998.
10.04	Management Agreement, dated as of May 1, 2001, among the
Partnership, Demeter Management Corporation, and
Northfield Trading L.P., is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-
19511) filed with the Securities and Exchange Commission on May 5, 2001.

10.07	Subscription and Exchange Agreement and Power of Attorney
to be executed by each purchaser of Units is incorporated
by reference to Exhibit B of the Partnership's Prospectus,
dated March 23, 2001, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933.
10.10	Form of Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Dean Witter Spectrum Strategic
L.P., Morgan Stanley Dean Witter Spectrum Global Balanced
L.P., Morgan Stanley Dean Witter Spectrum Technical L.P.,
Morgan Stanley Dean Witter Spectrum Currency L.P., Morgan
Stanley Dean Witter Spectrum Commodity L.P., Demeter
Management Corporation, Dean Witter Reynolds Inc., and
Chemical Bank is incorporated by reference to Exhibit
10.10 of the Partnership's Registration Statement on Form
S-1 (file No. 333-90467) filed with the Securities and
Exchange Commission on November 5, 1999.
10.11	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated March 23,
2001, filed with the Securities and Exchange Commission
pursuant to Rule 424(b)(3) under the Securities Act of
1933.
10.12	Amended and Restated Customer Agreement between the
Registrant and Dean Witter Reynolds Inc., dated October
16, 2000, is incorporated by reference to Exhibit 10.12 of
the Partnership's Registration Statement on Form S-1 (File
No. 333-90467) filed with the Securities and Exchange
Commission on March 14, 2001.
10.13	Commodity Futures Customer Agreement among the Registrant,
Morgan Stanley & Co. Incorporated, and Dean Witter
Reynolds Inc., dated June 6, 2000, is incorporated by
reference to Exhibit 10.13 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90467)
filed with the Securities and Exchange Commission on March
14, 2001.
10.14	 Form of Customer Agreement among the Registrant, Morgan
 Stanley & Co. International Limited, and Morgan Stanley &
 Co. Incorporated, dated June 6, 2000, is incorporated by reference to Exhibit 10.14 of the Partnership's
 Registration Statement on Form S-1 (File No. 333-90467) filed with the Securities and Exchange Commission on March
 14, 2001.

10.15	Foreign Exchange and Options Master Agreement between the
Registrant and Morgan Stanley & Co. Incorporated., dated
April 30, 2000, is incorporated by reference to Exhibit
10.15 of the Partnership's Registration Statement on Form
S-1 (File No. 333-90467) filed with the Securities and
Exchange Commission on March 14, 2001.
10.16	Management Agreement, dated May 1, 2001, among the
Partnership, Demeter Management Corporation, and
Northfield Trading L.P., is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-
19511) filed with the Securities and Exchange Commission on April 25, 2001.

(B)  A report was filed on Form 8-K on May 5, 2001 adding
      Northfield Trading L.P. as a Trading Advisor.

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




                          Morgan Stanley Dean Witter Spectrum
                           Select L.P. (Registrant)

                          By: Demeter Management Corporation
	(General Partner)

August 14, 2001           By:  /s/ Raymond E. Koch
                                   Raymond E. Koch
                                   Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.