Form 10-Q
period 2001-09-30
MORGAN STANLEY SPECTRUM SELECT LP
filed 2001-11-14
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ________________to_____________

Commission File Number 0-19511


	MORGAN STANLEY SPECTRUM SELECT L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3619290
(State or other jurisdiction of		   	 (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.,
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    			07311-3977
(Address of principal executive offices)	  	     (Zip Code)


Registrant's telephone number, including area code (201) 876-4647


Morgan Stanley Dean Witter Spectrum Select L.P.
Two World Trade Center, 62nd Fl., New York, NY 10048

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of
 		September 30, 2001 (Unaudited) and December 31, 2000.....2

		Statements of Operations for the Quarters Ended
		September 30, 2001 and 2000 (Unaudited)..................3

		Statements of Operations for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)................. 4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2001 and 2000
		(Unaudited)............................................. 5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)..................6

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






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	 December 31,
                                      2001   	        2000
	$	 $
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash	232,798,306 	196,555,362

	Net unrealized gain on open contracts (MS & Co.)	18,247,704	  26,063,382
	Net unrealized gain (loss) on open contracts (MSIL)	    3,561,006	                           (511,085)

	Total net unrealized gain on open contracts	  21,808,710	   25,552,297

	     Total Trading Equity	254,607,016	222,107,659

Subscriptions receivable	2,425,459	1,583,941
Interest receivable (Morgan Stanley DW)	       518,978	      889,954

	     Total Assets	  257,551,453 	    224,581,554

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	1,704,911	2,110,529
	Accrued brokerage fees (Morgan Stanley DW)	1,429,151	 1,231,479
	Accrued incentive fees	729,435	-
	Accrued management fees	       591,373	     509,577

	     Total Liabilities	     4,454,870	   3,851,585

Partners' Capital

	Limited Partners (9,646,550.050 and
	     9,255,010.627 Units, respectively)	250,292,394	 218,182,118
	General Partner (108,076.600 Units)	      2,804,189	     2,547,851

	     Total Partners' Capital	    253,096,583	 220,729,969
Total Liabilities and Partners' Capital	     257,551,453 	     224,581,554
NET ASSET VALUE PER UNIT		                25.95	               23.57

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

                                                                                                            2001   	   2000
                                                                                                               $	   $
REVENUES
	Trading profit (loss):
		Realized	12,195,344		4,510,744
	  	Net change in unrealized	   14,199,540		                 (1,437,816)

			Total Trading Results	26,394,884		3,072,928

	Interest income (Morgan Stanley DW)	     1,627,348		     2,389,882

			Total  	   28,022,232		     5,462,810


EXPENSES

	Brokerage fees (Morgan Stanley DW)	4,200,339		3,501,652
  	Management fees 	1,738,070		     1,448,958
	Incentive fees	     729,435		         -

			Total 	   6,667,844		      4,950,610


NET INCOME	   21,354,388		           512,200


NET INCOME ALLOCATION

   	Limited Partners                          	21,116,838	                      506,560
General Partner 	237,550	                          5,640


NET INCOME PER UNIT

	Limited Partners                                2.20                            0.06
	General Partner                                   2.20                            0.06



	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	    For the Nine Months Ended September 30,

                                                                                                            2001   	   2000
                                                                                                               $	   $
REVENUES
	Trading profit (loss):
		Realized	39,633,323		1,133,230
 	 	Net change in unrealized	                                                  (3,743,587)		                 (8,830,498)

			Total Trading Results	35,889,736		                 (7,697,268)

	Interest income (Morgan Stanley DW)	    6,120,690		     7,045,029

			Total  	   42,010,426		       (652,239)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	12,579,812		11,155,768
	Management fees 	5,205,437		   4,616,177
	Incentive fees		   1,435,897		          -

		   Total 	   19,221,146		   15,771,945

NET INCOME (LOSS)	    22,789,280		 (16,424,184)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	22,532,942		(16,196,964)
	General Partner	256,338		(227,220)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                                                 2.38			(1.69)
	General Partner                                                                                  2.38			(1.69)





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
	December 31, 1999	9,716,887.432		210,877,519		2,928,155		213,805,674

Offering of Units	1,125,231.664		23,885,643	                  -			23,885,643

Net loss                                                                    -			(16,196,964)		(227,220)		(16,424,184)

Redemptions 	   (1,392,287.180)		  (28,865,465)	          (506,250)			        (29,371,715)

Partners' Capital,
	September 30, 2000	     9,449,831.916	    	  189,700,733    	 2,194,685		191,895,418




Partners' Capital,
	December 31, 2000	                              9,363,087.227     	218,182,118  	        2,547,851   	220,729,969

Offering of Units                                       1,096,471.583		         26,846,569	                  -			26,846,569

Net income                                                             -			22,532,942		256,338		22,789,280

Redemptions	   (704,932.160)		  (17,269,235)	                    -    			        (17,269,235)

Partners' Capital,
	September 30, 2001	     9,754,626.650	    	   250,292,394    	 2,804,189		  253,096,583









The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	22,789,280		             (16,424,184)
Noncash item included in net income (loss):
		Net change in unrealized	3,743,587		8,830,498

(Increase) decrease in operating assets:
	      	Interest receivable (Morgan Stanley DW)	370,976		                    (89,854)
	   	Net option premiums                                                                    -			776,380

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	197,672		(81,396)
		Accrued incentive fees	729,435	                            -
   		Accrued management fees	         81,796		       (33,682)

Net cash provided by (used for) operating activities 	   27,912,746		   (7,022,238)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	26,846,569		23,885,643
(Increase) decrease in subscriptions receivable	                                (841,518)  	2,182,000
Decrease in redemptions payable	                                                      (405,618)	                 (866,994)
Redemptions of Units	                            (17,269,235)	            (29,371,715)

Net cash provided by (used for) financing activities	     8,330,198		   (4,171,066)

Net increase (decrease) in cash	36,242,944		(11,193,304)

Balance at beginning of period	   196,555,362		   207,251,012

Balance at end of period	   232,798,306		   196,057,708



	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2001

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

MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading advisors to the Partnership are EMC Capital Management, Inc., Rabar Market Research, Inc., Sunrise Capital Management, Inc., and Northfield Trading L.P. (collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills.  The Partnership pays brokerage fees to Morgan
Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including but not limited to foreign

MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                      Net Unrealized Gains (Losses)
                          on Open Contracts              Longest Maturities

  	             Exchange-  Off-Exchange-           Exchange-  Off-Exchange-
                     Traded     Traded      Total       Traded      Traded
Date               Contracts   Contracts   Contracts  Contracts    Contracts
                       $           $           $

Sept. 30, 2001    22,587,897    (779,187) 21,808,710    Sept. 2002  Dec. 2001

Dec. 31, 2000     23,901,575   1,650,722  25,552,297    Dec. 2001   March 2001

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $255,386,203 and $220,456,937 at September 30, 2001 and December 31, 2000,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such

MORGAN STANLEY DEAN WITTER SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership's results depend on its Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $28,022,232 and posted an increase in net asset value per Unit. The most significant gains of approximately 6.5% were recorded throughout the majority of the quarter in the global stock index futures markets from short positions in DAX, Hang Seng, Nikkei and S&P 500 Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the global interest rate futures markets, profits of approximately 6.2% were recorded throughout the majority of the quarter from long positions in U.S. and European interest rate futures as prices continued trending higher amid continued concerns for the sluggish global economy, interest rate cuts by the U.S. and European Central Banks and as investors sought a safe haven from declining stock prices. In the metals markets, gains of approximately 2.8% were recorded primarily during July and September from short positions in copper and aluminum futures as prices declined due to higher inventories and weak demand. These gains were partially offset by losses of approximately 2.9% recorded primarily during August in the currency markets from short positions in the Japanese yen as the value of the yen strengthened versus the U.S. dollar due to U.S. economic weakness. During late September, losses were recorded from long positions in the Japanese yen as its value weakened and the U.S. dollar strengthened amid newly released optimistic economic data and the Bank of Japan's surprise interventions. In the energy markets, losses of approximately 1.2% were experienced primarily during August from short positions in crude oil futures as prices rose amid declining inventories and growing tensions in the Middle East. During September, losses were recorded from long futures positions in crude oil and its refined products as the previous upward trend in oil prices reversed lower due to near-term concerns over the effects of a global economic slowdown on oil demand. Total expenses for the three months ended September 30, 2001 were $6,667,844, resulting in net income of $21,354,388.
The net asset value of a Unit increased from $23.75 at June 30, 2001 to $25.95 at September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $42,010,426 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.1% were recorded in the global interest rate futures markets primarily during August and September from long positions in short and intermediate term U.S. interest rate futures as prices continued trending higher following interest rate cuts by the U.S. and European central banks and as investors sought a safe haven from the decline in stock prices. Additional gains were recorded throughout the majority of the first quarter from long positions in Japanese government bond futures as prices moved higher on concerns regarding that country's economy. In the global stock index futures markets, profits of approximately 6.2% were recorded throughout a majority of the third quarter from short positions in DAX, Hang Seng, Nikkei and S&P 500 Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the metals markets, gains of approximately 3.5% were recorded primarily during July and September from short positions in copper and aluminum futures as prices declined due to higher inventories and weak demand.

These gains were partially offset by losses of approximately 2.3% recorded throughout the first nine months of the year from volatile price movements in crude oil futures and its related products as a result of a continually changing outlook for supply, production and demand. In the currency markets, losses of approximately 1.0% were recorded throughout the first nine months of the year from transactions involving the British pound, New Zealand and Australian dollar. Total expenses for the nine months ended September 30, 2001 were $19,221,146, resulting in net income of $22,789,280. The net asset value of a Unit increased from $23.57 at December 31, 2000 to $25.95 at September 30, 2001.
For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading revenues, including interest income, of $5,462,810 and posted an increase in net asset value per Unit. The most significant gains of approximately 4.6% were recorded in the currency markets primarily during August and September from short positions in the New Zealand dollar as its value continued to fall to a historic low versus the U.S. dollar. Additional gains were recorded during August from short positions in the Swiss franc as its value weakened versus the U.S. dollar after the European Central Bank raised its key interest rates by 25 basis points, as expected. In the metals markets, gains of approximately 0.7% were recorded primarily during mid September from long positions in copper futures as prices rose higher due to a rise in COMEX copper stocks. Additional profits were recorded during July from short gold futures positions as gold prices fell after the Bank of England announced the results of its gold auction, which had concluded at a lower price than most dealers expected. In the agricultural markets, gains of approximately 0.2% were recorded primarily during late August from long positions in soybean meal futures as prices surged on expectations that the searing heat in the U.S. Delta will trim this year's production. These gains were partially offset by losses of approximately 1.8% recorded in the global stock index futures markets primarily during the first half of September from long positions in U.S. stock index futures as prices declined due to jitters in the technology sector and a worrisome spike in oil prices. In the energy markets, losses of approximately 1.5% were incurred primarily during July and September from long futures positions in crude oil as prices decreased amid growing conviction that Saudi Arabia will follow through with a pledge to boost production and after President Clinton ordered the release of 30 million barrels of oil in the U.S.'s emergency Strategic Petroleum Reserve. In the global interest rate futures markets, losses of approximately 0.8% were experienced primarily during August from long positions in Japanese government bond futures as prices were weighed down by growing hopes for higher interest rates and economic expansion in Japan. Additional downward price pressure occurred following the Bank of Japan's decision to raise interest rates, thus ending their zero-interest rate policy. During September, additional losses were recorded from short positions in Japanese government bond futures positions as prices surged and long-term interest rates dropped as investors sought refuge from falls in U.S. and Japanese stock prices. Offsetting gains were recorded during September from long positions in short-term U.S. interest rate futures as prices in these markets increased. In soft commodities, small losses of approximately 0.1% were recorded primarily during July from short positions in cotton futures as prices increased. Offsetting gains were recorded during July from long sugar futures positions as prices increased on forecasts that the world would shrink with smaller crops in 2000-2001. Total expenses for the three months ended September 30, 2000 were $4,950,610, resulting in net income of $512,200. The net asset value of a Unit increased from $20.25 at June 30, 2000 to $20.31 at September 30, 2000.
For the nine months ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $652,239 and posted a decrease in net asset value per Unit. The most significant losses of approximately 5.4% were recorded in the global interest rate futures markets primarily during late April and late September from long positions in U.S. interest rate futures as prices declined amid fears of higher interest rates and increasing oil prices. In the global stock index futures markets, losses of approximately 5.2% were incurred primarily during mid April from long positions in U.S. stock indices as domestic equity prices declined following the release of an unexpected jump in the Consumer Price Index. During the first half of September, additional losses were recorded from long positions in U.S. stock index futures as prices declined due to jitters in the technology sector and a worrisome spike in oil prices. In the metals markets, losses of approximately 2.3% were recorded primarily during June from short silver futures positions as prices increased on the heels of the increase in gold prices, in reaction to the U.S. dollar's weakness and the Federal Open Market Committee's decision to leave interest rates unchanged. In the agricultural markets, losses of approximately 0.9% were recorded primarily during April and May from long corn and soybean futures positions as prices moved lower due to forecasts for heavy rain in the U.S. growing regions. These losses were partially offset by gains of approximately 5.6% recorded in the currency markets primarily during January, March, April and August from short positions in the euro and the Swiss franc as the values of these currencies weakened versus the U.S. dollar due to skepticism about Europe's economic outlook and due to the European Central Bank's passive stance towards its currency and increasing concern that the European Central Bank should be more aggressive in combating inflation. In the energy markets, gains of approximately 3.9% were recorded primarily during May, August and September from long positions in natural gas futures as prices trended upward, amid supply and storage concerns. Additional gains were recorded primarily during January, February and August from long futures positions in crude oil and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. In the soft commodities markets, gains of approximately 0.2% were recorded primarily throughout the second quarter and during July from long positions in sugar futures as sugar prices trended higher due to strong demand and declining production from Brazil. Total expenses for the nine months ended September 30, 2000 were $15,771,945, resulting in a net loss of $16,424,184. The net asset value of a Unit decreased from $22.00 at December 31, 1999 to $20.31 at September 30, 2000.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2001 and 2000. At September 30, 2001 and 2000, the Partnership's total capitalization was approximately $253 million and $192 million, respectively.

Primary Market      September 30, 2001	  September 30, 2000
Risk Category	    	    Value at Risk	     Value at Risk

     Interest Rate		(1.46)%  			(1.18)%
     Currency		(0.54)  			(1.16)
     Equity		(0.32)    		     (0.24)
Commodity		(0.65)			(1.35)
     Aggregate Value at Risk		(1.65)% 			(2.03)%


Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2000 through September 30, 2001.

Primary Market Risk Category        High      Low     Average
Interest Rate		(2.33)%	(0.76)%	(1.50)%
Currency		(1.98)	(0.54)	(0.94)
Equity  		(0.55)	(0.32)	(0.42)
Commodity		(0.73)	(0.59)	(0.66)
Aggregate Value at Risk 		     (2.65)%	(1.65)%	(2.07)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 91% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2001 was to the global interest rate complex. The Partnership's exposure in the interest rate market complex was primarily spread across the U.S., European, Japanese and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations
- e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure at September 30, 2001 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2001, the Partnership's major exposures were to Japanese yen currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.
Equity.	The primary equity exposure at September 30, 2001 was
to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2001, the Partnership's primary exposures were to the S&P 500 (U.S.), Nikkei (Japan), Hang Seng (China) and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Metals.	The Partnership's metals exposure at September 30,
2001 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as aluminum, copper, nickel, zinc and tin. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Advisors have, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Energy. At September 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to sugar, coffee, cocoa and cotton markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2001 were in Hong Kong dollars, euros, Australian dollars and Swiss francs. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

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

Through September 30, 2001, 20,598,858.315 Units of the
Partnership were sold, leaving 5,015,108.785 Units unsold. The aggregate price of the Units sold through September 30, 2001 is $336,509,603.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits
3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, is incorporated by reference to
Exhibit A of the Partnership's Prospectus, dated March 23,
2001, filed with the Securities and Exchange Commission
pursuant to Rule 424(b)(3) under the Securities Act of
1933.
3.02	Certificate of Limited Partnership, dated March 21, 1991,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File No. 333-47829) filed with the Securities and Exchange
Commission on March 12, 1998.
3.03 Amended Certificate of Limited Partnership, dated April
28, 1998, is incorporated by reference to Exhibit 3.03 of
the Partnership's Registration Statement on Form S-1 (File
No. 333-68773) filed with the Securities and Exchange
Commission on April 12, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Spectrum Select L.P.) is incorporated by reference to the Partnership's Form 8-K
(File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.01	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Rabar
Market Research, Inc. is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 10-K (File No. 0-
19511) for fiscal year ended December 31, 1998.
10.02	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and EMC
Capital Management, Inc. is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 10-K (File No. 0-
19511) for fiscal year ended December 31, 1998.
10.03 Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Sunrise
Capital Management, Inc. is incorporated by reference to
Exhibit 10.03 of the Partnership's Form 10-K (File No. 0-
19511) for fiscal year ended December 31, 1998.
10.04 Management Agreement, dated as of May 1, 2001, among the Partnership, Demeter, and Northfield Trading L.P., is
incorporated by reference to Exhibit 10.01 of the
Partnership's Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on May 5, 2001.
10.07 Subscription and Exchange Agreement and Power of Attorney
to be executed by each purchaser of Units is incorporated
by reference to Exhibit B of the Partnership's Prospectus,
dated March 23, 2001, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933.
10.10	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Spectrum Strategic L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Technical L.P., Morgan Stanley Spectrum
Currency L.P., Morgan Stanley Spectrum Commodity L.P.,
Demeter, Morgan Stanley DW Inc., and Chemical Bank is
incorporated by reference to Exhibit 10.10 of the
Partnership's Registration Statement on Form S-1 (File No. 333-90467) filed with the Securities and Exchange
Commission on November 2, 2001.
10.11	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to Exhibit C of the Partnership's Prospectus, dated March 23,
2001, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933.
10.12 Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW Inc., dated as of
October 16, 2000 is incorporated by reference to Exhibit
10.01 of the Partnership's Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.13 Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of June 6, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-
19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.14 Customer Agreement between the Partnership and Morgan Stanley & Co. International Limited, dated as of June 6,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.15 Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 1999, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No.
0-19511) filed with the Securities and Exchange Commission on November 1, 2001.

10.16 Management Agreement, dated June 1, 2001, among the
Partnership, Demeter, and Northfield Trading L.P., is
incorporated by reference to Exhibit 10.01 of the
Partnership's Form 8-K (File No. 0-19511) filed with the
Securities and Exchange Commission on November 1, 2001.
10.17	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form
8-K (File No. 0-19511) filed with the Securities and
Exchange Commission on November 1, 2001.

(B)   Reports on Form 8-K. - None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          Morgan Stanley Spectrum Select
                          L.P. (Registrant)

                          By: Demeter Management Corporation
	(General Partner)

November 14, 2001         By:  /s/ Raymond E. Koch
                                   Raymond E. Koch
                                   Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.