Form 10-Q
period 2002-03-31
MORGAN STANLEY SPECTRUM SELECT LP
filed 2002-05-13
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-19511

	MORGAN STANLEY SPECTRUM SELECT L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3619290
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
825 Third Ave., 8th Floor, New York, NY  		   	  10022
(Address of principal executive offices)	  	     (Zip Code)

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

	MORGAN STANLEY SPECTRUM SELECT L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2002 and 2001 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................18-30

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 31

Item 2.	Changes in Securities and Use of Proceeds...........31-33

Item 6.	Exhibits and Reports on Form 8-K....................34-36







PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  March 31,	     December 31,
                    2002      	    2001
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	227,243,564	235,183,061

	Net unrealized gain on open contracts (MS & Co.) 	10,609,371	       7,164,265
	Net unrealized loss on open contracts (MSIL) 	        (42,135)	   (1,767,529)

	   Total net unrealized gain on open contracts	10,567,236	5,396,736
	   Net option premiums	       156,975	        167,063

	     Total Trading Equity	237,967,775	240,746,860

Subscriptions receivable	4,552,953	  4,991,166
Interest receivable (Morgan Stanley DW)	       274,937	        305,356

	     Total Assets	  242,795,665	    246,043,382

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	2,681,270	2,595,426
	Accrued brokerage fees (Morgan Stanley DW)	1,375,290	1,440,360
	Accrued management fees	        569,085	       596,011

	     Total Liabilities	     4,625,645	    4,631,797

Partners' Capital

	Limited Partners (10,302,774.074 and
	    9,966,639.126 Units, respectively)	235,564,020	238,821,840
	General Partner (113,977.644 and
	    108,076.600 Units, respectively)	     2,606,000	     2,589,745

	     Total Partners' Capital	 238,170,020	 241,411,585

	     Total Liabilities and Partners' Capital	 242,795,665	   246,043,382

NET ASSET VALUE PER UNIT	            22.86	             23.96

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended March 31,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss)
		Realized	(10,944,219)	32,689,054
		Net change in unrealized	     5,170,500	     (4,720,076)

			Total Trading Results 	(5,773,719)	27,968,978

	Interest Income (Morgan Stanley DW)	       807,771	     2,556,038

			Total  	   (4,965,948)	  30,525,016


EXPENSES

	Brokerage fees (Morgan Stanley DW)	4,290,269	4,082,437
	Management fees	1,775,283	1,689,283
	Incentive fees	            -       	        706,462

			Total 	     6,065,552	     6,478,182


NET INCOME (LOSS)	  (11,031,500)	  24,046,834


NET INCOME (LOSS) ALLOCATION

		Limited Partners	(10,917,755)	23,771,302
		General Partner	(113,745)	275,532


NET INCOME (LOSS) PER UNIT

		Limited Partners	(1.10)	2.55
		General Partner	 (1.10)	2.55




	The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	9,363,087.227	218,182,118	2,547,851	220,729,969

Offering of Units	356,453.591	8,868,974	            - 	8,868,974

Net Income	-         	23,771,302	275,532	24,046,834

Redemptions	   (214,587.670)	  (5,339,244)	         -     	 (5,339,244)

Partners' Capital,
   March 31, 2001	  9,504,953.148	245,483,150	 2,823,383	248,306,533





Partners' Capital,
	December 31, 2001	10,074,715.726	238,821,840	2,589,745	241,411,585

Offering of Units	615,230.064	13,937,097	130,000	14,067,097

Net Loss	-         	(10,917,755)	(113,745)	(11,031,500)

Redemptions	     (273,194.072)	   (6,277,162)	        -       	    (6,277,162)

Partners' Capital,
	March 31, 2002	  10,416,751.718	 235,564,020	 2,606,000	  238,170,020








The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(11,031,500)	24,046,834
Noncash item included in net income (loss):
		Net change in unrealized	(5,170,500)	4,720,076

(Increase) decrease in operating assets:
		Net option premiums	10,088	(394,160)
		Interest receivable (Morgan Stanley DW)	30,419	37,224

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(65,070)	158,850
		Accrued management fees	 (26,926)	65,731
		Accrued incentive fees	            -      	      706,462

Net cash provided by (used for) operating activities	(16,253,489)	  29,341,017


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	14,067,097	8,868,974
(Increase) decrease in subscriptions receivable	438,213	(2,026,564)
Increase in redemptions payable	85,844	52,696
Redemptions of Units	  (6,277,162)	    (5,339,244)

Net cash provided by financing activities	   8,313,992	     1,555,862

Net increase (decrease) in cash	 (7,939,497)	30,896,879

Balance at beginning of period	 235,183,061	 196,555,362

Balance at end of period	 227,243,564	 227,452,241





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Select L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2001 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Select L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Spectrum Commodity L.P., Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P.

MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading advisors to the Partnership are EMC Capital Management, Inc., Rabar Market Research, Inc., Sunrise Capital Management, Inc., and Northfield Trading L.P. (collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to foreign currencies, financial instruments, metals, energy and agricultural

MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Generally derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts 			Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	  Traded  	   Traded    	Total	  Traded  	   Traded
	$	$	$
Mar. 31, 2002  11,286,987	(719,751)	10,567,236	   Mar. 2003   Jun. 2002
Dec. 31, 2001   1,010,544	4,386,192	5,396,736	   Dec. 2002   Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS& Co., and MSIL act as the futures commission merchants or the

MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $238,530,551 and $236,193,605 at March 31, 2002 and December 31, 2001,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such

MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges, and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount and therefore, the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses, net of interest income, of $4,965,948 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.9% were recorded in the currency markets primarily during February from previously established short positions in the Swiss franc and the euro as the value of these European currencies strengthened versus the U.S.

dollar due to the weakness in equities during the first half of February and improved economic confidence in Europe. During March, additional losses were recorded from short-term volatile movement in the value of the Swiss franc and the euro relative to the U.S. dollar. Losses were also recorded primarily during January from previously established long positions in the British pound as the value of the pound weakened versus the U.S. dollar, weighed on by a sluggish economic growth rate in Great Britain.
In the global stock index futures markets, losses of approximately 1.1% were recorded primarily during February from Hang Seng Index futures positions as prices moved without consistent direction throughout the month. In the global interest rate futures markets, losses of approximately 0.5% were recorded primarily during February from previously established short positions in Japanese government bond futures as prices reversed higher amid the possibility of an anti-deflation plan from the Japanese government. A portion of the Partnership's overall losses was partially offset by gains of approximately 3.1% recorded in the energy markets primarily during March from previously established long positions in natural gas futures as prices climbed higher amid a decline in supplies and weather-related factors in the U.S. Northeast. Additional gains were recorded during March from previously established long positions in crude oil futures as prices continued their upward trend amid escalating tensions in the Middle East and supply/demand factors. Total expenses for the three months ended March 31, 2002 were $6,065,552, resulting in a net loss of $11,031,500. The net asset value of a Unit decreased from $23.96 at December 31, 2001 to $22.86 at March 31, 2002.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income, of $30,525,016 and posted an increase in net asset value per Unit. The most significant gains of approximately 8.8% were recorded throughout the majority of the quarter in the global interest rate futures markets from long positions in eurodollar futures as prices rose amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. Additional gains were recorded during January from long positions in Japanese government bond futures as prices moved higher on concerns regarding that country's economy. In the currency markets, profits of approximately 3.4% were recorded throughout the majority of the quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. In the global stock index futures markets, gains of approximately 2.1% were recorded throughout the majority of the quarter from short positions in U.S., German and British stock index futures as global stock prices continued to trend lower on worries that the U.S. economic slowdown will ignite a global downturn. In the metals markets, gains of approximately 0.7% were recorded primarily during March from short positions in gold and silver futures as prices were pressured lower on concerns regarding the world economy and a disappointing gold auction conducted by the Bank of England. These gains were partially offset by losses of approximately 1.7% recorded throughout a majority of the quarter in the energy markets from long positions in natural gas futures as prices reversed their sharp upward trend amid bearish inventory data and forecasts for warmer weather. In the agricultural markets, losses of approximately 0.7% were experienced from long corn futures positions as prices moved lower due to favorable South American weather. Total expenses for the three months ended March 31, 2001 were $6,478,182, resulting in net income of $24,046,834. The net asset value of a Unit increased from $23.57 at December 31, 2000 to $26.12 at March 31, 2001.

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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2002 and 2001. At March 31, 2002 and 2001, the Partnership's total capitalization was approximately $238 million and $248 million, respectively.

	Primary Market          March 31, 2002	   March 31, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

	Interest Rate		  		(1.41)%		  (1.43)%
	Equity		  			(0.71)		  (0.48)
	Currency		  			(0.55)		  (0.65)
	Commodity		  			(1.62)		  (0.66)
	Aggregate Value at Risk		(2.66)%		  (1.87)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open position at March 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2001 through March 31, 2002.

Primary Market Risk Category        High      Low      Average
	Interest Rate		  		(1.46)%	(0.49)%	(1.03)%
	Equity		  			(0.71)	(0.28)	(0.41)
	Currency		  			(1.98)	(0.54)	(1.11)
	Commodity		  			(1.62)	(0.41)	(0.85)
	Aggregate Value at Risk		(2.66)%	(1.55)%	(1.99)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2002, and 2001, and for the end of the four quarterly reporting periods from April 1, 2001 through March 31, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 85% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2002 was to the global interest rate sector. The Partnership's exposure in the interest rate market complex was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure at March 31, 2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2002, the Partnership's primary exposures were to the Hang Seng (China), DAX (Germany), Nikkei (Japan), and S&P 500 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Currency. The third largest market exposure at March 31, 2002 was to the currency complex. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2002, the Partnership's major exposures were to Japanese yen and euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity
Energy. At March 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and loses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors, and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At March 31, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to coffee, corn and soybean meal markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at March 31, 2002 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, nickel, lead, zinc and aluminum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Advisors have, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2002 were in Japanese yen and euros. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 1.  LEGAL PROCEEDINGS
None.

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

The Partnership registered an additional 60,000 Units (pre-conversion) pursuant to another Registration Statement on Form S-1, which became effective on October 17, 1996 (SEC File Number 333-1918), (the "Third Offering"). The Third Offering commenced on October 17, 1996 and terminated as of March 3, 1997, with 10,878.000 Units sold. The aggregate price of the Third Offering amount registered was $98,247,000, based upon an initial offering price of $1,637.45. The aggregate price of the Units sold during the Third Offering was $22,308,326. Through the Third Offering 58,860.329 Units (pre-conversion) were left unsold and ultimately de-registered.

The Partnership registered an additional 1,500,000 Units pursuant to another Registration Statement on Form S-1, which became effective on May 11, 1998 (SEC File Number 333-47829).

Commencing with the April 30, 1998 monthly closing, each previously outstanding Unit was converted into 100 Units.

The Partnership registered an additional 5,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on January 21, 1999 (File Number 333-68773).

The Partnership registered an additional 4,500,000 Units pursuant to another Registration Statement on Form S-1, which became effective on February 28, 2000 (SEC File Number 333-90467).

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are being sold at monthly closings at a price equal to 100% of the net asset value of a Unit as of the last day of each month.

Through March 31, 2002, 21,788,494.281 Units of the Partnership were sold, leaving 3,825,472.819 Units unsold. The aggregate price of the Units sold through March 31, 2002 is $364,861,665.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus and the supplement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's Prospectus, dated April
30, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, on May 8, 2002.
3.02	Certificate of Limited Partnership, dated March 19, 1991,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-47829) filed with the Securities and Exchange
Commission on March 12, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 6, 1999, is incorporated by
reference to Exhibit 3.03 of the Partnership's
Registration Statement on Form S-1 (File No. 333-68773)
filed with the Securities and Exchange Commission on
April 12, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Select L.P.), is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.01	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Rabar
Market Research, Inc. is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
March 31, 1999.
10.02	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and EMC
Capital Management, Inc. is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
March 31, 1999.
10.03	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Sunrise
Capital Management, Inc. is incorporated by reference to
Exhibit 10.03 of the Partnership's Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
March 31, 1999.
10.04	Management Agreement, dated as of May 1, 2001, among the
Partnership, Demeter, and Northfield Trading L.P., is incorporated by reference to Exhibit 10.01 of the
Partnership's Form 8-K (File Number 0-19511) filed with
the Securities and Exchange Commission on April 25, 2001.
10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 30, 2002, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 8,
2002.
10.10	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum Strategic L.P., Morgan Stanley Spectrum Global Balanced
L.P., Morgan Stanley Spectrum Technical L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank is incorporated by reference to Exhibit
10.10 of the Partnership's Registration Statement on Form
S-1 (File No. 333-90467) filed with the Securities and
Exchange Commission on November 2, 2001.
10.11	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
30, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
10.12	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-19511) filed
with the Securities and Exchange Commission on November
1, 2001.
10.13	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.14	Customer Agreement between the Partnership and MSIL,
dated as of June 6, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-19511) filed with the Securities and Exchange
Commission on November 1, 2001.

10.15	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is
incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-19511) filed with the
Securities and Exchange Commission on November 1, 2001.
10.16	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
(B)  Reports on Form 8-K. - None

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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 14, 2002            By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.