Form 10-Q
period 2002-06-30
MORGAN STANLEY SPECTRUM SELECT LP
filed 2002-08-13
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

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

Registrant's telephone number, including area code (201) 209-8400



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

Yes    X       	No___________

<table>	MORGAN STANLEY SPECTRUM SELECT L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited).........................4

		Statements of Changes in Partners' Capital for the
	  Six Months Ended 	June 30, 2002 and 2001 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-36

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 37

Item 2.	Changes in Securities and Use of Proceeds...........37-40

Item 6.	Exhibits and Reports on Form 8-K................... 41-43





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION

<caption>	  June 30,	     December 31,
                                              2002      	    2001
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	246,282,650	235,183,061

	Net unrealized gain on open contracts (MS & Co.) 	26,518,042	       7,164,265
	Net unrealized loss on open contracts (MSIL) 	      (570,848)	   (1,767,529)

	   Total net unrealized gain on open contracts	25,947,194	5,396,736
	   Net option premiums	       478,843	        167,063

	     Total Trading Equity	272,708,687	240,746,860

Subscriptions receivable	3,760,640	  4,991,166
Interest receivable (Morgan Stanley DW)	       281,707	        305,356

	     Total Assets	276,751,034	    246,043,382

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	3,085,450	2,595,426
	Accrued brokerage fees (Morgan Stanley DW)	1,461,709	1,440,360
	Accrued management fees	     604,844	       596,011

	     Total Liabilities	  5,152,003	    4,631,797

Partners' Capital

	Limited Partners (10,466,394.302 and
	    9,966,639.126 Units, respectively)	268,673,215	238,821,840
	General Partner (113,977.644 and
	    108,076.600 Units, respectively)	    2,925,816	     2,589,745

	     Total Partners' Capital	271,599,031	 241,411,585

	     Total Liabilities and Partners' Capital	276,751,034	   246,043,382


NET ASSET VALUE PER UNIT	           25.67	             23.96

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	19,576,507	(5,251,075)
		Net change in unrealized	15,379,958	     (13,223,051)

			Total Trading Results 	34,956,465	(18,474,126)

	Interest income (Morgan Stanley DW)	    819,224	     1,937,304

			Total  	35,775,689	  (16,536,822)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	4,308,058	4,297,036
	Management fees	  1,782,642	     1,778,084

			Total 	  6,090,700	     6,075,120


NET INCOME (LOSS)	  29,684,989	  (22,611,942)


NET INCOME (LOSS) ALLOCATION

		Limited Partners	29,365,173	(22,355,198)
		General Partner	319,816	(256,744)


NET INCOME (LOSS) PER UNIT

		Limited Partners	2.81	(2.37)
		General Partner	2.81	(2.37)






	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	8,632,288	27,437,979
		Net change in unrealized	  20,550,458	  (17,943,127)

			Total Trading Results 	29,182,746	9,494,852

	Interest income (Morgan Stanley DW)	  1,626,995	      4,493,342

			Total  	30,809,741	   13,988,194


EXPENSES

	Brokerage fees (Morgan Stanley DW)	8,598,327	8,379,473
	Management fees	3,557,925	3,467,367
	Incentive fees	         -       	       706,462

			Total 	12,156,252	   12,553,302


NET INCOME	18,653,489	    1,434,892


NET INCOME ALLOCATION

		Limited Partners	18,447,418	1,416,104
		General Partner	206,071	18,788


NET INCOME PER UNIT

		Limited Partners	1.71	0.18
		General Partner	1.71	0.18




	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	9,363,087.227	218,182,118	2,547,851	220,729,969

Offering of Units	734,266.480	17,962,145	            - 	17,962,145

Net Income	-         	1,416,104	18,788	1,434,892

Redemptions	   (451,986.799)	  (11,065,670)	         -     	 (11,065,670)

Partners' Capital,
   June 30, 2001	  9,645,366.908	    226,494,697	 2,566,639	229,061,336





Partners' Capital,
	December 31, 2001	10,074,715.726	238,821,840	2,589,745	241,411,585

Offering of Units	1,107,318.844	25,468,468	130,000	25,598,468

Net Income	-            	18,447,418	206,071	18,653,489

Redemptions	   (601,662.624)	(14,064,511)	     -          	(14,064,511)

Partners' Capital,
	June 30, 2002	10,580,371.946	268,673,215	2,925,816	271,599,031










The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	18,653,489	1,434,892
Noncash item included in net income:
		Net change in unrealized	(20,550,458)	17,943,127

(Increase) decrease in operating assets:
		Net option premiums	(311,780)	       -
		Interest receivable (Morgan Stanley DW)	23,649	302,555

Increase in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	21,349	167,066
		Accrued management fees	         8,833	        69,131

Net cash provided by (used for) operating activities	(2,154,918)	  19,916,771


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	25,598,468	17,962,145
(Increase) decrease in subscriptions receivable	1,230,526	(1,631,569)
Increase (decrease) in redemptions payable	490,024	(588,462)
Redemptions of Units	(14,064,511)	 (11,065,670)

Net cash provided by financing activities	13,254,507	     4,676,444

Net increase in cash	11,099,589	24,593,215

Balance at beginning of period	235,183,061	 196,555,362

Balance at end of period	246,282,650	 221,148,577





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc., Rabar Market Research, Inc., Sunrise Capital Management, Inc., and Northfield Trading L.P. (collectively, the "Trading Advisors").

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities"

MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


	Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	  Traded  	   Traded    	Total	  Traded  	   Traded
	$	$	$
Jun. 30, 2002   16,455,680	9,491,514		25,947,194  Jun. 2003     Sep. 2002
Dec. 31, 2001    1,010,544	4,386,192	5,396,736	  Dec. 2002     Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by

MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $262,738,330 and $236,193,605 at June 30, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.













       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


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

There are no material trends, events, or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

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

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total revenues, including interest income, of $35,775,689 and posted an increase in net asset value per Unit. The most significant gains of approximately 15.8% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc and Japanese yen relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 1.6% were recorded in the global stock index futures markets from short positions in U.S and European stock index futures as prices trended lower on geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the

Partnership's overall gains for the quarter was offset by losses of approximately 2.3% in the energy markets primarily from previously established long futures positions in crude oil and its related products as prices moved lower on supply and demand concerns. Elsewhere in the energy markets, losses were recorded in natural gas futures from long positions as prices reversed lower during May on supply and demand concerns. Total expenses for the three months ended June 30, 2002 were $6,090,700, resulting in net income of $29,684,989. The net asset value of a Unit increased from $22.86 at March 31, 2002 to $25.67 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income of $30,809,741 and posted an increase in net asset value per Unit. The most significant gains of approximately 11.3% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc and Japanese yen relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak
economic data.   Additional gains of approximately 0.8% were
recorded in the energy markets primarily during March following a higher supplies report and forecasts of mild weather for the

Eastern U.S., resulting in gains from previously established short futures positions. A portion of the Partnership's overall gains for the year was offset by losses of approximately 0.8% in the global interest rate futures markets primarily during April from previously established short Japanese and European interest rate futures as prices trended higher, drawing strength from declining equity prices. Total expenses for the six months ended June 30, 2002 were $12,156,252, resulting in net income of $18,653,489. The net asset value of a Unit increased from $23.96 at December 31, 2001 to $25.67 at June 30, 2002.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $16,536,822 and posted a decrease in net asset value per Unit. The most significant losses of approximately 4.7% were experienced primarily during April in the global interest rate futures markets as a portion of previously recorded profits was given back from long positions in U.S and European interest rate futures markets as a portion of previously recorded profits was given back from long positions in U.S. and European interest rate futures as prices reversed sharply downward, after trending higher earlier this year, as investors deserted fixed income securities in an asset shift to equities. Losses were also recorded from short positions in U.S. interest rate futures as prices moved higher in a flurry of flight-to-quality buying spawned by Middle East instability on June 22nd and in anticipation of the Federal Reserve interest rate cut in late June. Additional losses were recorded during the third week of June from short positions in German interest rate futures as prices increased following a drop in German business confidence data and signs that inflation may have peaked in that region, strengthening the possibility of European interest rate cuts. In the global stock index futures markets, losses of approximately 2.3% were incurred primarily during the first half of April from short positions in DAX Index futures as prices reversed higher on renewed hopes that the worst may have been over for badly beaten technology and telecom stocks. During May and June, additional losses were recorded from DAX Index futures positions as prices generally moved in an erratic, directionless pattern on conflicting economic information and investor sentiment. In the currency markets, losses of approximately 1.3% were recorded primarily during early June from long positions in the British pound as its value weakened relative to the U.S. dollar in reaction to reports that British Prime Minister Blair would push for Great Britain's entry into the European Monetary Union. In the metals markets, small losses were experienced primarily during late May from newly established long gold futures positions as gold prices sharply reversed lower, after spiking higher earlier in May, following the return of more bearish sentiment regarding the outlook for the U.S. economy. These losses were partially offset by gains of approximately 0.5% recorded primarily during May and June in the energy markets from short natural gas futures positions as prices declined on continued concerns about rising U.S. natural gas inventories and mild weather across the United States. Total expenses for the three months ended June 30, 2001 were $6,075,120, resulting in a net loss of $22,611,942. The net asset value of a Unit decreased from $26.12 at March 31, 2001 to $23.75 at June 30,2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $13,988,194 and posted an increase in net asset value per Unit. The most significant gains of approximately 3.7% were recorded during January in the global interest rate futures markets from long positions in Japanese government bond futures as prices moved higher on concerns regarding that country's economy. During May and June, profits were recorded from long positions in Japanese interest rate futures as prices rose in response to Japanese government's pledge for fiscal reform. Additional gains were recorded throughout the majority of the first quarter from long positions in eurodollar futures as prices rose amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. In the currency markets, profits of approximately 2.0% were recorded throughout a majority of the first quarter from short positions in the Japanese yen as its value weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. In the metals markets, gains of approximately 0.6% were recorded from short copper futures positions as the slowdown in the U.S. economy and weak demand continued to drive prices lower. These gains were partially offset by losses of approximately 1.2% recorded throughout a majority of the quarter in the energy markets from long positions in natural gas futures as prices reversed the sharp upward trend experienced in late 2000 amid bearish inventory data and forecasts for favorable weather. In the agricultural markets, losses of approximately 0.3% were experienced primarily during the first quarter from long corn futures positions as prices moved lower due to favorable South American weather. Total expenses for the six months ended June 30, 2001 were $12,553,302, resulting in net income of $1,434,892.
The net asset value of a Unit increased from $23.57 at December 31, 2000 to $23.75 at June 30, 2001.

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

In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over the time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the
Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. At
June 30, 2002 and 2001, the Partnership's total capitalization was approximately $272 million and $229 million, respectively.
	Primary Market           June 30, 2002	    June 30, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

	Currency		  			(1.62)%		  (2.21)%
	Interest Rate		  		(1.35)		  (0.76)
	Equity		  			(0.55)		  (0.33)
	Commodity		  			(0.78)		  (0.72)
	Aggregate Value at Risk		(2.44)%		  (2.27)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High      Low      Average
	Currency		  			(2.02)	(0.46)	(1.17)
	Interest Rate		  		(1.46)	(0.49)	(1.18)
	Equity		  			(0.71)	(0.30)	(0.47)
	Commodity		  			(1.62)	(0.40)	(0.87)
	Aggregate Value at Risk		(2.54)	(1.69)	(2.24)


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2002, and 2001, and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 79% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2002 was to the currency complex. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2002, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate.  The second largest market exposure of the

Partnership at June 30, 2002 was to the global interest rate sector. The Partnership's exposure in the interest rate market complex was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity.	The third largest exposure at June 30, 2002 was to
equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2002, the Partnership's primary exposures were to the NASDAQ (U.S.), S&P 500 (U.S.), Nikkei (Japan) and Hang Seng (China) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At June 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in the energy markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At June 30, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to cotton, coffee, sugar, corn and soybean markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals.	The Partnership's metals exposure at June 30, 2002
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

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2002 were in Hong Kong dollars, euros and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

The Partnership registered an additional 1,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 30, 2002 (SEC File Number 333-84656).

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are being sold at monthly closings at a price equal to 100% of the net asset value of a Unit as of the last day of each month.

Through June 30, 2002, 22,280,583.061 Units of the Partnership were sold, leaving 4,333,384.039 Units unsold. The aggregate price of the Units sold through June 30, 2002 is $376,393,036.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus and the Supplement to the Prospectus.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's Prospectus, dated April
30, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, on May 8, 2002.
3.02	Certificate of Limited Partnership, dated March 19, 1991,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-47829) filed with the Securities and Exchange
Commission on March 12, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 6, 1999, is incorporated by
reference to Exhibit 3.03 of the Partnership's
Registration Statement on Form S-1 (File No. 333-68773)
filed with the Securities and Exchange Commission on
April 12, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Select L.P.), is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.01	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Rabar
Market Research, Inc. is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
June 30, 1999.
10.02	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and EMC
Capital Management, Inc. is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
June 30, 1999.
10.03	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Sunrise
Capital Management, Inc. is incorporated by reference to
Exhibit 10.03 of the Partnership's Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
June 30, 1999.
10.04	Management Agreement, dated as of May 1, 2001, among the
Partnership, Demeter, and Northfield Trading L.P., is incorporated by reference to Exhibit 10.01 of the
Partnership's Form 8-K (File Number 0-19511) filed with
the Securities and Exchange Commission on April 25, 2001.
10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 30, 2002, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 8,
2002.
10.10	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum Strategic L.P., Morgan Stanley Spectrum Global Balanced
L.P., Morgan Stanley Spectrum Technical L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank is incorporated by reference to Exhibit
10.10 of the Partnership's Registration Statement on Form
S-1 (File No. 333-90467) filed with the Securities and
Exchange Commission on November 2, 2001.
10.11	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
30, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
10.12	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-19511) filed
with the Securities and Exchange Commission on November
1, 2001.
10.13	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.14	Customer Agreement between the Partnership and MSIL,
dated as of June 6, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-19511) filed with the Securities and Exchange
Commission on November 1, 2001.

10.15	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is
incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-19511) filed with the
Securities and Exchange Commission on November 1, 2001.
10.16	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-19511)
filed with the Securities and Exchange Commission on
November 1, 2001.
99.01	Certification of Periodic Financial Reports.

(B)  Reports on Form 8-K - None.

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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 13, 2002         By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Select L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Murray, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Robert E. Murray

Name:		Robert E. Murray
Date:		Chairman of the Board and President

Date:		August 13, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Select L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 13, 2002