Form 10-Q
period 2002-09-30
MORGAN STANLEY SPECTRUM SELECT LP
filed 2002-11-13
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-19511

	MORGAN STANLEY SPECTRUM SELECT L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3619290
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
Harborside Financial Center
Plaza Two, 1st Floor, Jersey City, NJ	 		    07311
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code (201) 209-8400


825 Third Ave., 8th Floor, New York, NY  10022

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


	MORGAN STANLEY SPECTRUM SELECT L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2002
		(Unaudited) and December 31, 2001	2

		Statements of Operations for the Quarters Ended
		September 30, 2002 and 2001 (Unaudited)	3

		Statements of Operations for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)	4

		Statements of Changes in Partners' Capital for the
	  Nine Months Ended September 30, 2002 and 2001 (Unaudited)	5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	23-36

Item 4.	Controls and Procedures	36-37


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 2.	Changes in Securities and Use of Proceeds	38-41

Item 5.	Other Information	41-43

Item 6.	Exhibits and Reports on Form 8-K	44-46

<apge>

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                         September 30,	December 31,
                                                                    2002                                 2001
                                                                $                                        $
                                                                                                        (Uaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	296,145,884	235,183,061

	Net unrealized gain on open contracts (MS&Co.) 	21,131,352	       7,164,265
	Net unrealized gain (loss) on open contracts (MSIL) 	         604,979	   (1,767,529)

	   Total net unrealized gain on open contracts	21,736,331	5,396,736
	   Net option premiums	           95,400	        167,063

	     Total Trading Equity	317,977,615	240,746,860

Subscriptions receivable	5,804,367	  4,991,166
Interest receivable (Morgan Stanley DW)	         338,574	        305,356

	     Total Assets	  324,120,556	    246,043,382

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	23,106,367	2,595,426
	Accrued brokerage fees (Morgan Stanley DW)	1,785,864	1,440,360
	Accrued management fees	        738,977	       596,011

	     Total Liabilities	   25,631,208	    4,631,797

Partners' Capital

	Limited Partners (10,097,285.735 and
	    9,966,639.126 Units, respectively)	295,157,624	238,821,840
	General Partner (113,977.644 and
	    108,076.600 Units, respectively)	    3,331,724	     2,589,745

	     Total Partners' Capital	 298,489,348	 241,411,585

	     Total Liabilities and Partners' Capital	 324,120,556	   246,043,382


NET ASSET VALUE PER UNIT	           29.23	             23.96

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized                                                                               43,948,852	12,195,344
		Net change in unrealized                                                      (4,210,863)	    14,199,540
			                                                             	                       39,737,989	      26,394,884
	Proceeds from litigation settlement	    4,636,156	                -

			Total Trading Results 	44,374,145	26,394,884

	Interest income (Morgan Stanley DW)                                            992,415                  1,627,348

			Total  	 45,366,560	    28,022,232


EXPENSES

	Brokerage fees (Morgan Stanley DW)	 5,157,483	4,200,339
	Management fees	 2,134,131	     1,738,070
	Incentive fees	            -     	        729,435

			Total 	   7,291,614	     6,667,844


NET INCOME                                                                                   38,074,946               21,354,388


NET INCOME ALLOCATION

		Limited Partners	37,669,038	21,116,838
		General Partner	405,908	237,550


NET INCOME PER UNIT

		Limited Partners	3.56	2.20
		General Partner	3.56	2.20



	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	52,581,140	39,633,323
		Net change in unrealized	   16,339,595	       (3,743,587)
				68,920,735	35,889,736
	Proceeds from litigation settlement	     4,636,156	            -

			Total Trading Results 	 73,556,891	35,889,736

	Interest income (Morgan Stanley DW)	    2,619,410	     6,120,690

			Total  	  76,176,301	  42,010,426


EXPENSES

	Brokerage fees (Morgan Stanley DW)	13,755,810 	12,579,812
	Management fees	5,692,056 	5,205,437
	Incentive fees	           -       	    1,435,897

			Total 	 19,447,866	   19,221,146


NET INCOME	 56,728,435	   22,789,280


NET INCOME ALLOCATION

		Limited Partners	56,116,456	22,532,942
		General Partner	611,979	256,338


NET INCOME PER UNIT

		Limited Partners	5.27	2.38
		General Partner	5.27	2.38



	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	9,363,087.227	218,182,118	2,547,851	220,729,969

Offering of Units	1,096,471.583	26,846,569	            - 	26,846,569

Net Income	-         	22,532,942	256,338	22,789,280

Redemptions	    (704,932.160)	  (17,269,235)	         -     	 (17,269,235)

Partners' Capital,
	September 30, 2001	  9,754,626.650	    250,292,394	 2,804,189	 253,096,583





Partners' Capital,
	December 31, 2001	10,074,715.726	238,821,840	2,589,745	241,411,585

Offering of Units	1,733,500.355	42,985,059	   130,000 	43,115,059

Net Income	         -       	56,116,456	611,979	56,728,435

Redemptions	   (1,596,952.702)	    (42,765,731)	         -     	   (42,765,731)

Partners' Capital,
	September 30, 2002	 10,211,263.379	 295,157,624	 3,331,724	 298,489,348










The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Nine Months Ended September 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                     56,728,435                22,789,280
Noncash item included in net income:
		Net change in unrealized                                                   (16,339,595)                 3,743,587

(Increase) decrease in operating assets:
		Net option premiums	71,663	       -
		Interest receivable (Morgan Stanley DW)	 (33,218)	370,976

Increase in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	345,504	197,672
		Accrued management fees	142,966	  81,796
		Accrued incentive fees	         -        	      729,435

Net cash provided by operating activities	  40,915,755	  27,912,746


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	43,115,059	26,846,569
Increase in subscriptions receivable	(813,201)	(841,518)
Increase (decrease) in redemptions payable	20,510,941	(405,618)
Redemptions of Units	 (42,765,731)	 (17,269,235)

Net cash provided by financing activities	  20,047,068	     8,330,198

Net increase in cash	60,962,823	36,242,944

Balance at beginning of period	 235,183,061	 196,555,362

Balance at end of period	 296,145,884	 232,798,306





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2002

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

MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc., Rabar Market Research, Inc., Sunrise Capital Management, Inc., and Northfield Trading L.P. (collectively, the "Trading Advisors").

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $4,636,156 as of August 31, 2002.

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


	Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	  Traded  	   Traded    	Total	  Traded  	   Traded
	$	$	$
Sep. 30, 2002	19,780,376	1,955,955	21,736,331	Sep. 2003	Dec. 2002
Dec. 31, 2001	1,010,544	4,386,192	5,396,736	Dec. 2002	Mar. 2002

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


them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $315,926,260 and $236,193,605 at September 30, 2002 and December 31, 2001,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.













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

There are no material trends, demands, commitments, events, or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

Results of Operations
General.  The Partnership's results depend on the Trading
Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $45,366,560 and posted an increase in net asset value per Unit. The most significant gains of approximately 11.9% were recorded in the interest rate futures markets from long positions in European and U.S. interest rates, which drew support from falling equity prices and further global economic uncertainty. Additional gains of approximately 1.7% were recorded in the agricultural markets from long positions in grain futures, primarily during July, as grain prices advanced higher due to weather related concerns. Short positions in European and U.S. stock index futures provided gains of approximately 1.6%, primarily in July and September, as stock prices trended lower on suspicions regarding corporate accounting practices and further skepticism surrounding the global economic recovery. In the energy futures markets, gains of approximately 1.6% were recorded from long positions in crude oil futures and its related products, primarily during August and

September, as prices moved higher amid the possibility of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 2.5% in the currency markets primarily during July and August from long positions in most major currencies, specifically the British pound, euro, and Swiss franc, as the values of these currencies reversed lower relative to the U.S. dollar in response to the Bush Administration's "strong-dollar" policy. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the
amount of $4,636,156 as of August 31, 2002.   Total expenses for
the three months ended September 30, 2002 were $7,291,614, resulting in net income of $38,074,946. The net asset value of a Unit increased from $25.67 at June 30, 2002 to $29.23 at
September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $76,176,301 and posted an increase in net asset value per Unit. The most significant gains of approximately 11.0% were recorded in the interest rate futures markets, primarily during June, July, and August, as long positions in European and U.S. interest rate futures increased in value, spurred by declining equity values, additional concerns regarding corporate accounting integrity, and
weak economic data.   Additional gains of approximately 8.6% were
recorded primarily during May and June in the currency markets from previously established long positions in the euro and Swiss franc as their values rallied relative to the U.S. dollar, which fell due to falling equity prices, weak economic data, and mounting concerns of further terrorist attacks. In the energy futures markets, gains of approximately 2.4% were recorded primarily during March from previously established long positions in natural gas futures as prices climbed higher amid a decline in supplies and severe weather in the northeast U.S. Short stock index futures provided additional gains of approximately 2.1%, primarily during June, as equity prices retreated on weak global economic data. The agricultural markets provided gains of approximately 2.0%, primarily during June, from long positions in soybean futures and its related products, and during July, from long positions in wheat, soybean and corn futures, as supply and demand concerns caused prices to increase. A portion of the Partnership's overall gains was offset by losses of approximately 0.4% in the metals markets during June from long positions in gold futures as prices reversed lower in the midst of easing tensions between India and Pakistan. Total expenses for the nine months ended September 30, 2002 were $19,447,866, resulting in net income of $56,728,435. The net asset value of a Unit increased from $23.96 at December 31, 2001 to $29.23 at September 30, 2002.

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

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $42,010,426 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.1% were recorded in the global interest rate futures markets primarily during August and September from long positions in short and intermediate-term U.S. interest rate futures as prices continued trending higher following interest rate cuts by the U.S. and European central banks and as investors sought a safe haven from the decline in stock prices. Additional gains were recorded throughout the majority of the first quarter from long positions in Japanese government bond futures as prices moved higher on concerns regarding that country's economy. In the global stock index futures markets, profits of approximately 6.2% were recorded throughout a majority of the third quarter from short positions in DAX, Hang Seng, Nikkei and S&P 500 Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the metals markets, gains of approximately 3.5% were recorded primarily during July and September from short positions in copper and aluminum futures as prices declined due to higher inventories and weak demand. These gains were partially offset by losses of approximately 2.3% recorded throughout the first nine months of the year from volatile price movements in crude oil futures and its related products as a result of a continually changing outlook for supply, production and demand. In the currency markets, losses of approximately 1.0% were recorded throughout the first nine months of the year from transactions involving the British pound, New Zealand and Australian dollar. Total expenses for the nine months ended September 30, 2001 were $19,221,146, resulting in net income of $22,789,280. The net asset value of a Unit increased from $23.57 at December 31, 2000 to $25.95 at September 30, 2001.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001.
At September 30, 2002 and 2001, the Partnership's total capitalization was approximately $298 million and $253 million, respectively.
	Primary Market    September 30, 2002	September 30, 2001
     Risk Category	  	 Value at Risk	        Value at Risk

	Currency		  	     (2.05)%		      (0.46)%
	Interest Rate	  	     (1.03)		      (1.46)
	Equity		  		(0.38)		      (0.31)
	Commodity		  		(1.31)		      (0.67)
	Aggregate Value at Risk	(2.85)%		      (1.69)%

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

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2001 through September 30, 2002.

Primary Market Risk Category        High      Low      Average
	Currency		  			(2.05)%	(0.58)%	(1.57)%
	Interest Rate		  		(1.41)	(0.49)	(1.07)
	Equity		  			(0.71)	(0.30)	(0.48)
	Commodity		  			(1.62)	(0.40)	(1.03)
	Aggregate Value at Risk		(2.85)%	(2.30)%	(2.53)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2002, and 2001, and for the end of the four quarterly reporting periods from October 1, 2001 through September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 91% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at September 30, 2002 was to the currency complex. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2002, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure of the Partnership at September 30, 2002 was to the global interest rate sector. The Partnership's exposure in the interest rate market complex was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries' and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity.	The third largest exposure at September 30, 2002 was to
equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2002, the Partnership's primary exposures were to the NASDAQ (U.S.), Hang Seng (Hong
Kong), DAX (Germany) and S&P 500 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Hong Kong indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At September 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in the energy markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals.	The Partnership's metals exposure at September 30,
2002 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, nickel, lead and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Advisors, from time to time, take positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Soft Commodities and Agriculturals. At September 30, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to sugar, soybeans, and related products, and to coffee. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2002 were in euros, Hong Kong dollars, Swiss francs and British pounds. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.  Controls and Procedures
  (a)	    As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the Partnership's disclosure controls and procedures, and have judged such controls and procedures to be effective.

  (b)	    There have been no significant changes in the
 Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Through September 30, 2002, 22,906,764.572 Units of the
Partnership were sold, leaving 3,707,202.528 Units unsold. The aggregate price of the Units sold through September 30, 2002 was $393,909,627.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus and the Supplement to the Prospectus.

Item 5.  OTHER INFORMATION
Changes in Management
The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, the general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray, however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and

Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 33 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Raymond E. Koch resigned the position of Chief Financial
Officer of Demeter.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's Prospectus, dated April
30, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, on May 8, 2002.
3.02	Certificate of Limited Partnership, dated March 19, 1991,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-47829) filed with the Securities and Exchange
Commission on March 12, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 6, 1999, is incorporated by
reference to Exhibit 3.03 of the Partnership's
Registration Statement on Form S-1 (File No. 333-68773)
filed with the Securities and Exchange Commission on
April 12, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Select L.P.), is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.01	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Rabar
Market Research, Inc. is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
June 30, 1999.
10.02	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and EMC
Capital Management, Inc. is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
June 30, 1999.
10.03	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Sunrise
Capital Management, Inc. is incorporated by reference to
Exhibit 10.03 of the Partnership's Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
June 30, 1999.
10.04	Management Agreement, dated as of May 1, 2001, among the
Partnership, Demeter, and Northfield Trading L.P., is incorporated by reference to Exhibit 10.01 of the
Partnership's Form 8-K (File Number 0-19511) filed with
the Securities and Exchange Commission on April 25, 2001.
10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 30, 2002, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 8,
2002.
10.10	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum Strategic L.P., Morgan Stanley Spectrum Global Balanced
L.P., Morgan Stanley Spectrum Technical L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank is incorporated by reference to Exhibit
10.10 of the Partnership's Registration Statement on Form
S-1 (File No. 333-90467) filed with the Securities and
Exchange Commission on November 2, 2001.
10.11	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
30, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
10.12	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-19511) filed
with the Securities and Exchange Commission on November
1, 2001.
10.13	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.14	Customer Agreement between the Partnership and MSIL,
dated as of June 6, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-19511) filed with the Securities and Exchange
Commission on November 1, 2001.

10.15	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is
incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-19511) filed with the
Securities and Exchange Commission on November 1, 2001.
10.16	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-19511)
filed with the Securities and Exchange Commission on
November 1, 2001.
99.01	Certification of Periodic Report by Jeffrey A. Rothman,
President of Demeter Management Corporation, general
partner of the Partnership.
99.02	Certification of Periodic Report by Jeffrey D. Hahn,
Chief Financial Officer of Demeter Management
Corporation, general partner of the Partnership.


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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2002       By:/s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.		I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.		Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002	/s/	Jeffrey A. Rothman
	Jeffrey A. Rothman
	President, Demeter Management
	Corporation, general partner
	of the Partnership

CERTIFICATIONS


I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a
material fact necessary to make the statements made, in light of the circumstances under which such statements were made,
not misleading with respect to the period covered by this
quarterly report;
3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report,
fairly present in all material respects the financial
condition, results of operations and cash flows of the
Partnership as of, and for, the periods presented in this
quarterly report;
4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and
procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:
a)	designed such disclosure controls and procedures to
ensure that material information relating to the
Partnership, including its consolidated subsidiaries,
is made known to us by others within those entities,
particularly during the period in which this quarterly
report is being prepared;
b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within
90 days prior to the filing date of this quarterly
report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's
auditors and the audit committee of Demeter's board of
directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the
Partnership's ability to record, process, summarize and
report financial data and have identified for the
Partnership's auditors any material weaknesses in
internal controls; and
b)	any fraud, whether or not material, that involves
management or other employees who have a significant
role in the Partnership's internal controls; and
6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002		/s/Jeffrey D. Hahn
					Jeffrey D. Hahn
					Chief Financial Officer
					Demeter Management Corporation,
					general partner of the
					Partnership

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Select L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Date:		President

Date:		November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Select L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		November 14, 2002