Form 10-Q
period 2003-03-31
MORGAN STANLEY SPECTRUM SELECT LP
filed 2003-05-15
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003 or

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

Registrant?s telephone number, including area code (212) 310-6444







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

Yes    X       	No___________



       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2003
		(Unaudited) and December 31, 2002	2

		Statements of Operations for the Quarters Ended
		March 31, 2003 and 2002 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
	  Quarters Ended March 31, 2003 and 2002 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2003 and 2002 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	19-32

Item 4.	Controls and Procedures	.32


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Changes in Securities and Use of Proceeds	33-35

Item 5.	Other Information	35-37

Item 6.	Exhibits and Reports on Form 8-K	38-40



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                    March 31,	December 31,
                                               2003                                 2002
                                             $                                        $
                                                                                                        (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	318,545,855	274,780,334

    Net unrealized loss on open contracts (MSIL) 	    (2,813,060)	    (2,967,507)
    Net unrealized gain (loss) on open contracts (MS&Co.) 	    (6,055,209)	   20,865,525

	   Total net unrealized gain (loss) on open contracts	    (8,868,269)	    17,898,018

	     Total Trading Equity	309,677,586	292,678,352

Subscriptions receivable	13,632,149	  6,690,744
Interest receivable (Morgan Stanley DW)	        255,548	        235,283

	     Total Assets	 323,565,283	    299,604,379

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Redemptions payable	3,361,211	1,876,403
	Accrued brokerage fees (Morgan Stanley DW)	2,038,473	1,662,321
	Accrued management fees	        843,506	       687,856

	     Total Liabilities	     6,243,190	    4,226,580

Partners? Capital

	Limited Partners (11,440,551.624 and
	    10,567,690.403 Units, respectively)	313,825,537	292,226,000
	General Partner (127,467.407 and
	    113,977.644 Units, respectively)	     3,496,556	     3,151,799

	     Total Partners? Capital	 317,322,093	 295,377,799

	     Total Liabilities and Partners? Capital	 323,565,283	   299,604,379

NET ASSET VALUE PER UNIT	            27.43	             27.65

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended March 31,

	      2003   	     2002
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	31,709,158	(10,944,219)
		Net change in unrealized	 (26,766,287)	    5,170,500

			Total Trading Results 	4,942,871	(5,773,719)

	Interest income (Morgan Stanley DW)	       705,765	        807,771

			Total  	    5,648,636	    (4,965,948)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	5,738,150	4,290,269
	Management fees	2,374,406	     1,775,283
	Incentive fees	      971,973                        ?

			Total 	   9,084,529	      6,065,552


NET LOSS	  (3,435,893)	      (11,031,500)


NET LOSS ALLOCATION

		Limited Partners	(3,400,650)	(10,917,755)
		General Partner	(35,243)	(113,745)


NET LOSS PER UNIT

		Limited Partners	(0.22)	(1.10)
		General Partner	(0.22)	(1.10)


	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2003 and 2002
	(Unaudited)




                                            Units of
                                           Partnership                 Limited               General
                    Interest                   Partners              Partner                    Total
                                                         $                         $                             $

Partners? Capital,
     December 31, 2001	10,074,715.726	238,821,840	2,589,745	241,411,585

Offering of Units	615,230.064	13,937,097	130,000	14,067,097

Net Loss                                                              ?		(10,917,755)	(113,745)	 (11,031,500)

Redemptions	      (273,194.072)	    (6,277,162)	       ?        	    (6,277,162)

Partners? Capital,
     March 31, 2002	  10,416,751.718	 235,564,020	  2,606,000	 238,170,020





Partners? Capital,
     December 31, 2002	10,681,668.047	292,226,000	3,151,799	295,377,799

Offering of Units	1,180,812.340	33,444,129	380,000	33,824,129

Net Loss                                                               ?		(3,400,650)	(35,243)	(3,435,893)

Redemptions	      (294,461.356)	    (8,443,942)	           ?      	    (8,443,942)

Partners? Capital,
     March 31, 2003	  11,568,019.031	 313,825,537	  3,496,556	 317,322,093








The accompanying notes are an integral part of these financial statements.

<table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2003     	      2002
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(3,435,893)	(11,031,500)
Noncash item included in net loss:
     Net change in unrealized	26,766,287	(5,170,500)

(Increase) decrease in operating assets:
     Interest receivable (Morgan Stanley DW)	(20,265)	30,419
     Net option premiums	?    	10,088

Increase (decrease) in operating liabilities:
     Accrued brokerage fees (Morgan Stanley DW)	376,152	(65,070)
     Accrued management fees	        155,650	         (26,926)

Net cash provided by (used for) operating activities	   23,841,931	  (16,253,489)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	33,824,129	14,067,097
(Increase) decrease in subscriptions receivable	(6,941,405)	438,213
Increase in redemptions payable	1,484,808	85,844
Redemptions of Units	  (8,443,942)	   (6,277,162)

Net cash provided by financing activities	   19,923,590	    8,313,992

Net increase (decrease) in cash	43,765,521	(7,939,497)

Balance at beginning of period	 274,780,334	 235,183,061

Balance at end of period	 318,545,855	 227,243,564



	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Select L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2002 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Select L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P.


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc., Northfield Trading L.P., Rabar Market Research, Inc., and Sunrise Capital Management, Inc. (collectively, the ?Trading Advisors?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills.  The Partnership pays brokerage fees to Morgan
Stanley DW.


3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:

               Net Unrealized Gains (Losses)
                     on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	  Traded  	   Traded    	Total	  Traded  	   Traded
	$	$	$
Mar. 31, 2003	(5,075,073)	(3,793,196)	(8,868,269)	Mar. 2004	Jun. 2003
Dec. 31, 2002	12,359,670	5,538,348	17,898,018	Dec. 2003	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets.


Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $313,470,782 and $287,140,004 at March 31, 2003 and December 31, 2002,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each trading advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership?s assets held by the commodity brokers may be used as margin solely for the Partnership?s trading. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the
       daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges, and sales of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent
       periods. It is not possible to estimate the amount, and therefore, the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership?s liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day and the value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade
       in various markets at different times and that prior
activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principals generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2003
For the quarter ended March 31, 2003, the Partnership recorded total trading revenues, including interest income, of $5,648,636 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 0.9% were recorded in the global stock index markets, primarily during January and February, from long positions in U.S. stock index futures as equity prices decreased amid strong investor demand for bonds, rising oil prices, and the possibility of a military conflict in the Persian Gulf. Additional losses of approximately 0.7% were recorded in the metals markets from long positions in aluminum and copper futures as prices fell amid muted industrial demand. Losses of approximately 0.7% were also incurred in the agricultural markets from long positions in sugar futures as prices declined amid increased supply. In the global interest rate markets, the majority of the losses, approximately 0.6%, occurred during March from long positions in European and U.S. interest rate futures as prices reversed sharply lower amid reports of advancing Coalition forces in the Persian Gulf region. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 3.6% recorded in the energy
       markets, primarily from long positions in natural gas futures, as prices jumped sharply higher during February in response to prolonged frigid temperatures in the northeastern and midwestern U.S. Additional gains were recorded from long futures positions in crude oil and its related products as prices continued to trend higher amid the looming threat of military action against Iraq. Additional gains of approximately 1.4% were recorded in the currency markets during January from long positions in the euro and Swiss franc versus the U.S. dollar as the value of the European currencies strengthened amid fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. Total expenses for the three months ended March 31, 2003 were $9,084,529, resulting in a net loss of $3,435,893. The net asset value of a Unit decreased from $27.65 at December 31, 2002 to $27.43 at March 31, 2003.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses, net of interest income, of $4,965,948 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.9% were recorded in the currency markets primarily during February from previously established short positions in the Swiss franc and the euro as the value of these European currencies strengthened versus the U.S. dollar due to the weakness in equities during the first half of February and improved economic confidence in Europe. During
       March, additional losses were recorded from short-term volatile movement in the value of the Swiss franc and the euro relative to the U.S. dollar. Losses were also recorded primarily during January from previously established long positions in the British pound as the value of the pound weakened versus the U.S. dollar, weighted on by a sluggish economic growth rate in Great Britain. In the global stock index futures markets, losses of approximately 1.1% were recorded primarily during February from Hang Seng Index futures positions as prices moved without consistent direction throughout the month. In the global interest rate futures markets, losses of approximately 0.5% were recorded primarily during February from previously established short positions in Japanese government bond futures as prices reversed higher amid the possibility of an anti-deflation plan from the Japanese government. A portion of the Partnership?s overall losses was partially offset by gains of approximately 3.1% recorded in the energy markets primarily during March from previously established long positions in natural gas futures as prices climbed higher amid a decline in supplies and weather-related factors in the U.S. northeast. Additional gains were recorded during March from previously established long positions in crude oil futures as prices continued their upward trend amid escalating tensions in the Middle East and supply/demand factors.
 Total expenses for the three months ended March 31, 2002 were $6,065,552, resulting in a net loss of $11,031,500. The net asset
       value of a Unit decreased from $23.96 at December 31, 2001 to $22.86 at March 31, 2002.


       Item 3. 	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership?s main business activities.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership?s open positions, and consequently, in its earnings and cash flow.

The Partnership?s total market risk is influenced by a wide variety of factors, including the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets. At different times,
       each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership?s past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date or any reasonable expectations based upon historical changes in market value.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings, whether realized or unrealized, and its
       cash flow.  Profits and losses on open positions of
exchange-traded futures, forwards, and options are settled daily through variation margin.
The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk (?VaR?). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership?s trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The historical observation period of the Partnership?s VaR is approximately four years. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one
       day in 100.  VaR typically does not represent the worst-
case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over the time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange-traded instruments and is also not based on exchange and/or dealer-based margin requirements.

VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may
       not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2003 and 2002. At March 31, 2003 and 2002, the Partnership?s total capitalization was approximately $317 million and $238 million, respectively.

	Primary Market       March 31, 2003	   March 31, 2002
     Risk Category	  	 Value at Risk	        Value at Risk

	Interest Rate	  		(0.48)%		      (1.41)%
      Currency		  	     (0.44)		      (0.58)
	Equity		  		(0.42)		      (0.71)
	Commodity		  		(0.16)		      (1.62)
	Aggregate Value at Risk	(0.82)%		      (2.54)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership?s open positions at March 31, 2003 and 2002 only and is not necessarily
       representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2002 through March 31, 2003.

Primary Market Risk Category        High      Low      Average
	Interest Rate		 		(1.35)%	(0.48)%	(1.03)%
	Currency		  			(2.17)	(0.44)	(1.57)
	Equity		  			(0.55)	(0.38)	(0.45)
	Commodity		  			(1.31)	(0.16)	(0.87)
	Aggregate Value at Risk		(2.85)%	(0.82)%	(2.24)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of
       the Partnership.  The value of the Partnership?s open positions thus creates a ?risk of ruin? not typically found in other investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such ?risk of ruin?.  In addition, VaR risk measures should be viewed in light of the methodology?s limitations, which include the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an
       aggregate basis at March 31, 2003 and 2002, and for the end of the four quarterly reporting periods from April 1, 2002 through March 31, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 92% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2003, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.
Interest Rate. The primary market exposure of the Partnership at March 31, 2003 was to the global interest rate sector. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest exposure of the Partnership at March 31, 2003 was to the currency complex. The Partnership?s
       currency exposure was to exchange rate fluctuations,
primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2003, the Partnership?s major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity.	The primary equity exposure at March 31, 2003 was to
equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2003, the Partnership?s primary exposures were to the Nikkei (Japan), NASDAQ (U.S.) and Hang Seng (Hong Kong) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static
       markets in the U.S., Japanese, European and Hong Kong stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ?whipsawed" into numerous small losses.

Commodity.
Soft Commodities and Agriculturals.  At March 31, 2003, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to cotton, soybeans and its related products, and cocoa markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals.	The Partnership's metals exposure at March 31,
2003 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, nickel, lead, zinc and tin. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors, from time to time, take positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Energy. At March 31, 2003, the Partnership?s primary energy exposure was to futures contracts in natural gas. Significant profits and losses, which have been experienced
       in the past, are expected to continue to be
experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2003 were in Hong Kong dollars, Japanese yen and euros. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors separately attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, and monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set
       in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.
Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4.  CONTROLS AND PROCEDURES
  (a)	    As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act), and have judged such controls and procedures to be effective.

  (b)	    There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



       PART II.  OTHER INFORMATION

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

The Partnership registered an additional 60,000 Units (pre-conversion) pursuant to another Registration Statement on Form S-1, which became effective on October 17, 1997 (SEC File Number 333-1918). 58,860.329 Units (pre-conversion) were left unsold and ultimately de-registered.

       The Partnership registered an additional 1,500,000 Units pursuant to another Registration Statement on Form S-1, which became effective on May 11, 1998 (SEC File Number 333-47829).

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

       Through March 31, 2003, 24,800,337.786 Units were sold, leaving 1,813,629.314 Units unsold. The aggregate price of the Units sold through March 31, 2003 was $447,051,537.

The Partnership registered an additional 7,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 28, 2003 (SEC File Number 333-104005). The aggregate price of the amount registered was $200,900,000 based upon an initial offering price of $28.70 per Unit.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the Prospectus.


Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter Management
Corporation, the general partner:

Mr. Anthony J. DeLuca resigned the position of Director of Demeter.

Mr. Edward C. Oelsner resigned the position of Director of Demeter.
       Mr. Joseph G. Siniscalchi resigned the position of
Director of Demeter.

Mr. Douglas J. Ketterer, age 37, was named a Director of Demeter, subject to Mr. Ketterer being confirmed as a principal of Demeter by the National Futures Association. Mr. Ketterer is a Managing Director and head of the Strategic Solutions Group, which is comprised of the Global Product Development Group, Financial Planning, Mutual Fund Advisory Group, Retirement Strategies, Education Strategies, Gifting Strategies, External Mutual Funds and the Global Portfolio Analysis and Research Departments. Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan Stanley Funds). From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

       Mr. Jeffrey S. Swartz, age 36, was named a Director of
Demeter, subject to Mr. Swartz being confirmed as a principal of Demeter by the National Futures Association. Mr. Swartz is a Managing Director and Chief Operating Officer of Investor Advisory Services (?IAS?). Mr. Swartz began his career with Morgan Stanley in 1990, working as a Financial Advisor in Boston.
 He was appointed Sales Manager of the Boston office in 1994, and served in that role for two years. In 1996, he was named Branch Manager of the Cincinnati office. In 1999, Mr. Swartz was named Associate Director of the Midwest region, which consisted of 10 states and approximately 90 offices. Mr. Swartz served in this capacity until October of 2001, when he was named Director of IAS Strategy and relocated to IAS headquarters in New York. In December of 2002, Mr. Swartz was promoted to Managing Director and Chief Operating Officer of IAS. Mr. Swartz received his degree in Business Administration from the University of New Hampshire.

Mr. Jeffrey D. Hahn, Chief Financial Officer of Demeter, was named a Director of Demeter.




       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership?s Prospectus, dated April
28, 2003, filed with the Securities and Exchange Com-
mission pursuant to Rule 424(b)(3) under the Securities
Act of 1933, on May 7, 2003.
3.02	Certificate of Limited Partnership, dated March 19, 1991,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File
No. 333-47829) filed with the Securities and Exchange
Commission on March 12, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 6, 1999, is incorporated by
reference to Exhibit 3.03 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-68773)
filed with the Securities and Exchange Commission on
April 12, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Select L.P.), is incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.01	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Rabar
Market Research, Inc. is incorporated by reference to
Exhibit 10.01 of the Partnership?s Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
June 30, 1999.
10.02	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and EMC
Capital Management, Inc. is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
June 30, 1999.
10.03	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Sunrise
Capital Management, Inc. is incorporated by reference to
Exhibit 10.03 of the Partnership?s Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
June 30, 1999.
10.04	Management Agreement, dated as of May 1, 2001, among the
Partnership, Demeter, and Northfield Trading L.P., is incorporated by reference to Exhibit 10.01 of the
Partnership?s Form 8-K (File Number 0-19511) filed with
the Securities and Exchange Commission on April 25, 2001.
10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated April 28, 2003, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 7,
2003.
10.10	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum Strategic L.P., Morgan Stanley Spectrum Global Balanced
L.P., Morgan Stanley Spectrum Technical L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank is incorporated by reference to Exhibit
10.10 of the Partnership?s Registration Statement on Form
S-1 (File No. 333-90467) filed with the Securities and
Exchange Commission on November 2, 2001.
10.11	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s Prospectus, dated April
28, 2003, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 7, 2003.
10.12	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File No. 0-19511) filed
with the Securities and Exchange Commission on November
1, 2001.
10.13	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.

10.14	Customer Agreement between the Partnership and MSIL,
dated as of June 6, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No.
0?19511) filed with the Securities and Exchange
Commission on November 1, 2001.
10.15	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is
incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-19511) filed with the
Securities and Exchange Commission on November 1, 2001.
10.16	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-19511)
filed with the Securities and Exchange Commission on
November 1, 2001.
99.01	Certification of President of Demeter Management
Corporation, general partner of the Partnership, pursuant
to 18 U.S.C. Section 1350, as adopted, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
99.02	Certification of Chief Financial Officer of Demeter
Management Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.


(B)  Reports on Form 8-K. ? None.










       SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2003            By:/s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Director and Chief Financial Officer





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

1.		I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant?s other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant?s
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ?Evaluation Date?); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant?s other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of Demeter?s
       board of directors (or persons performing the
equivalent function):


	a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant?s internal controls; and

6.	The registrant?s other certifying officers and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  May 15, 2003	/s/	Jeffrey A. Rothman
	     Jeffrey A. Rothman
	     President, Demeter Management
	     Corporation, general partner
	     of the registrant



       CERTIFICATIONS


I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a
material fact necessary to make the statements made, in light of the circumstances under which such statements were made,
not misleading with respect to the period covered by this
quarterly report;
3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report,
fairly present in all material respects the financial
condition, results of operations and cash flows of the
registrant as of, and for, the periods presented in this
quarterly report;
4.	The registrant?s other certifying officers and I are
responsible for establishing and maintaining disclosure
controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to
ensure that material information relating to the
registrant, including its consolidated subsidiaries, is
made known to us by others within those entities,
particularly during the period in which this quarterly
report is being prepared;
b)	evaluated the effectiveness of the registrant?s
disclosure controls and procedures as of a date within
90 days prior to the filing date of this quarterly
report (the ?Evaluation Date?); and
c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and
procedures based on our evaluation as of the Evaluation
Date;
5.	The registrant?s other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the
registrant?s auditors any material weaknesses in
internal controls; and
b)	any fraud, whether or not material, that involves
management or other employees who have a significant
role in the registrant?s internal controls; and
6.	The registrant?s other certifying officers and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 15, 2003		/s/  Jeffrey D. Hahn
					Jeffrey D. Hahn
					Chief Financial Officer
					Demeter Management Corporation,
					general partner of the
					registrant



			        EXHIBIT 99.01


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Select L.P. (the ?Partnership?) on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/  Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Date:		President

Date:		May 15, 2003



       EXHIBIT
99.02



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Select L.P. (the ?Partnership?) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/  Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		May 15, 2003














MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)