Form 10-Q
period 2003-06-30
MORGAN STANLEY SPECTRUM SELECT LP
filed 2003-08-13
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2003
		(Unaudited) and December 31, 2002	2

		Statements of Operations for the Quarters Ended
		June 30, 2003 and 2002 (Unaudited)	3

		Statements of Operations for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited)	4

		Statements of Changes in Partners? Capital for the
	  Six Months Ended June 30, 2003 and 2002 (Unaudited)	5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	22-35

Item 4.	Controls and Procedures	.35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 2.	Changes in Securities and Use of Proceeds	36-38

Item 5.	Other Information	.38

Item 6.	Exhibits and Reports on Form 8-K	39-41



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                June 30,	December 31,
                                                             2003                               2002
                                                             $                                      $
                                                                                                           (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	364,544,310	274,780,334

    Net unrealized loss on open contracts (MSIL) 	(1,379,277)	    (2,967,507)
    Net unrealized gain (loss) on open contracts (MS&Co.) 	   (5,204,429)	   20,865,525

    Total net unrealized gain (loss) on open contracts	    (6,583,706)	    17,898,018

    Net option premiums	         680,632	          ?

	     Total Trading Equity	358,641,236	292,678,352

Subscriptions receivable	13,698,920	  6,690,744
Interest receivable (Morgan Stanley DW)	        258,790	        235,283

	     Total Assets	 372,598,946	    299,604,379

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Redemptions payable	3,384,639	1,876,403
	Accrued brokerage fees (Morgan Stanley DW)	2,214,376	1,662,321
	Accrued management fees	        916,292	       687,856

	     Total Liabilities	    6,515,307	    4,226,580

Partners? Capital

	Limited Partners (12,349,821.904 and
	    10,567,690.403 Units, respectively)	362,046,851	292,226,000
	General Partner (137,699.331 and
	    113,977.644 Units, respectively)	     4,036,788	     3,151,799

	     Total Partners? Capital	  366,083,639	 295,377,799

	     Total Liabilities and Partners? Capital	  372,598,946	   299,604,379

NET ASSET VALUE PER UNIT                                                    	            29.32                                27.65

	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

                         2003                         2002
                     $                                $
REVENUES
	Trading profit:
		Realized	27,762,945	19,576,507
		Net change in unrealized	    2,284,563	   15,379,958

			Total Trading Results 	30,047,508	34,956,465

	Interest income (Morgan Stanley DW)	          755,122	        819,224

			Total  	   30,802,630	   35,775,689


EXPENSES

	Brokerage fees (Morgan Stanley DW)	6,111,900	4,308,058
	Management fees	    2,529,060	      1,782,642
	Incentive fees	       208,869	           ?

	         	Total 	    8,849,829	      6,090,700


NET INCOME	   21,952,801	       29,684,989


NET INCOME ALLOCATION

		Limited Partners	21,712,569	29,365,173
		General Partner	240,232	319,816


NET INCOME PER UNIT

		Limited Partners	1.89	2.81
		General Partner	1.89	2.81


	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

                              2003                         2002
                             $                                $
REVENUES
	Trading profit (loss):
		Realized	59,472,103	8,632,288
		Net change in unrealized	    (24,481,724)	   20,550,458

			Total Trading Results 	34,990,379	29,182,746

	Interest income (Morgan Stanley DW)	      1,460,887	     1,626,995

			Total  	    36,451,266	   30,809,741


EXPENSES

	Brokerage fees (Morgan Stanley DW)	11,850,050	8,598,327
	Management fees	4,903,466	      3,557,925
	Incentive fees	     1,180,842	          ?

			Total 	   17,934,358	    12,156,252


NET INCOME	   18,516,908	       18,653,489


NET INCOME ALLOCATION

		Limited Partners	18,311,919	18,447,418
		General Partner	204,989	206,071


NET INCOME PER UNIT

		Limited Partners	1.67	1.71
		General Partner	1.67	1.71



	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2003 and 2002
	(Unaudited)




                                                                    Units of
                                                                 Partnership                 Limited                  General
                          Interest                   Partners                 Partner               Total
                                             $                           $                        $
Partners? Capital,
     December 31, 2001	10,074,715.726	238,821,840	2,589,745	241,411,585

Offering of Units	1,107,318.844	25,468,468	130,000	25,598,468

Net Income                                                        ?		18,447,418	206,071	18,653,489

Redemptions	      (601,662.624)	  (14,064,511)	             ?      	  (14,064,511)

Partners? Capital,
     June 30, 2002	  10,580,371.946	 268,673,215	  2,925,816	 271,599,031





Partners? Capital,
     December 31, 2002	10,681,668.047	292,226,000	3,151,799	295,377,799

Offering of Units	2,406,321.528	68,845,845	680,000	69,525,845

Net Income                                                        ?		18,311,919	204,989	18,516,908

Redemptions	      (600,468.340)	  (17,336,913)	             ?      	  (17,336,913)

Partners? Capital,
     June 30, 2003	  12,487,521.235	 362,046,851	  4,036,788	 366,083,639









The accompanying notes are an integral part of these financial statements.


<page <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	          For the Six Months Ended June 30,

             2003                         2002
	            $	          $


CASH FLOWS FROM OPERATING ACTIVITIES

Net income	18,516,908	18,653,489
Noncash item included in net income:
     Net change in unrealized	24,481,724	(20,550,458)

(Increase) decrease in operating assets:
     Net option premiums	(680,632)	(311,780)
     Interest receivable (Morgan Stanley DW)	(23,507)	23,649

Increase in operating liabilities:
     Accrued brokerage fees (Morgan Stanley DW)	552,055	21,349
     Accrued management fees	     228,436	          8,833

Net cash provided by (used for) operating activities	 43,074,984	  (2,154,918)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	69,525,845	25,598,468
(Increase) decrease in subscriptions receivable	(7,008,176)	1,230,526
Increase in redemptions payable	1,508,236	490,024
Redemptions of Units	   (17,336,913)	 (14,064,511)

Net cash provided by financing activities	   46,688,992	  13,254,507

Net increase in cash	89,763,976	11,099,589

Balance at beginning of period	  274,780,334	 235,183,061

Balance at end of period	 364,544,310	 246,282,650





	The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:

               Net Unrealized Gains (Losses)
                     on Open Contracts                   Longest Maturities
	Exchange-	Off-Exchange-	             Exchange-	 Off-Exchange-
Date	  Traded  	   Traded        	Total    Traded       Traded
	$	$	$
Jun. 30, 2003	   (4,323,363)   (2,260,343)   (6,583,706) Jun. 2004   Sep. 2003
Dec. 31, 2002   	12,359,670     5,538,348    17,898,018  Dec. 2003   Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership?s assets.


Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $360,220,947 and $287,140,004 at June 30, 2003 and December 31, 2002, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co.
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges, and sales of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent
       periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading
       Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership and how the Partnership has performed in the past.

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

For the Quarter and Six Months Ended June 30, 2003
For the quarter ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $30,802,630 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.0% were recorded in the currency markets, primarily during May, from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration?s economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Additional gains were recorded from long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of these currencies strengthened in response to rising gold prices and continued weakness in the U.S. dollar. Additional gains of approximately 4.6% in the global interest rate markets were provided from long positions in U.S. and European interest rate futures as prices continued to trend higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. In the global stock index markets, gains of approximately 0.8% were recorded
       from long positions in U.S. stock index futures as U.S.
equity prices pressed higher during June amid positive economic news and expectations for a reduction in U.S. interest rates by the U.S. Federal Open Market Committee. A portion of the Partnership?s overall gains for the second quarter was offset by losses of approximately 0.9% in the metals markets from short positions in aluminum and copper futures as prices, buoyed by a rebound in U.S. equity prices during April and May, reversed higher amid renewed optimism for future growth in industrial demand. Long positions in aluminum futures incurred additional losses during June as prices declined in anticipation of the U.S. Federal Reserve?s interest rate cut and on technically-based selling. Total expenses for the three months ended June 30, 2003 were $8,849,829, resulting in net income of $21,952,801. The net asset value of a Unit increased from $27.43 at March 31, 2003 to $29.32 at June 30, 2003.

For the six months ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $36,451,266 and posted an increase in net asset value per Unit. The most significant gains of approximately 6.5% were recorded in the currency markets during January from long positions in the euro versus the U.S. dollar as the value of the European currency strengthened against the U.S. dollar amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. During May, gains were supplied
       from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration?s economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Additional currency gains were recorded from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency strengthened in response to continued weakness in the dollar, rising gold prices and relatively high interest rates in Australia. In the global interest rate markets, gains of approximately 3.9% resulted, primarily during May, from long positions in European and U.S. interest rate futures as prices continued to trend higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery.
Gains in the energy sector of approximately 3.5% were supplied during February from long positions in natural gas futures as prices jumped sharply higher amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete already diminished supplies. Additional gains were recorded from long futures positions in crude oil and its related products as prices trended higher amid the increasing likelihood of military action against Iraq. A portion of the Partnership?s overall gains was offset by losses of approximately 1.5% in the metals markets from long positions in aluminum and copper futures as
       prices fell during March amid muted industrial demand.
Total expenses for the six months ended June 30, 2003 were $17,934,358, resulting in net income of $18,516,908. The net asset value of a Unit increased from $27.65 at December 31, 2002 to $29.32 at June 30, 2003.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $35,775,689 and posted an increase in net asset value per Unit. The most significant gains of approximately 15.8% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc and Japanese yen relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 1.6% were recorded in the global stock index futures markets from short positions in U.S. and European stock index futures as prices trended lower on geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 2.3% in the energy markets primarily from previously established long futures positions in crude oil and its related products as prices moved lower on supply and demand concerns. Elsewhere in the energy markets, losses were recorded in natural
       gas futures from long positions as prices reversed lower during May on supply and demand concerns. Total expenses for the three months ended June 30, 2002 were $6,090,700, resulting in net income of $29,684,989. The net asset value of a Unit increased from $22.86 at March 31, 2002 to $25.67 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income of $30,809,741 and posted an increase in net asset value per Unit. The most significant gains of approximately 11.3% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc and Japanese yen relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 0.8% were recorded in the energy markets primarily during March following a higher supply report and forecasts of mild weather for the Eastern U.S., resulting in gains from previously established short futures positions. A portion of the Partnership?s overall gains was offset by losses of approximately 0.8% in the global interest rate futures markets primarily during April from previously established short Japanese and European interest rate futures as prices trended higher, drawing strength from declining equity prices. Total expenses for the six months ended June 30, 2002 were $12,156,252, resulting in net income of $18,653,489. The net
       asset value of a Unit increased from $23.96 at December 31,
2001 to $25.67 at June 30, 2002.


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

The Partnership?s total market risk is influenced by a wide variety of factors, including the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.
       The Partnership?s past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-
       traded futures, forwards, and options are settled daily through variation margin.

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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange-traded instruments and are also not based on exchange and/or dealer-based margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at June 30, 2003 and 2002. At June 30, 2003 and 2002, the Partnership?s total capitalization was approximately $366 million and $272 million, respectively.

Primary Market          	    June 30, 2003      June 30, 2002
Risk Category	  		    Value at Risk      Value at Risk

Currency		  		  	  (1.03)%		      (1.62)%

Equity		  		       (0.71)		      (0.55)

Interest Rate	      		  (0.35)		      (1.35)

Commodity		  			  (0.65)		      (0.78)

Aggregate Value at Risk		  (1.39)%		      (2.44)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership?s open positions at June 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an
       investment in the Partnership.  Because the Partnership?s only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2002 through June 30, 2003.

Primary Market Risk Category        High      Low      Average
Currency						(2.17)%	(0.44)%	(1.42)%
Equity						(0.71)	(0.38)	(0.49)
Interest Rate					(1.25)	(0.35)	(0.78)
Commodity						(1.31)	(0.16)	(0.84)
Aggregate Value at Risk			(2.85)%	(0.82)%	(1.97)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership?s open positions
       thus creates a ?risk of ruin? not typically found in other investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such ?risk of ruin?.  In addition, VaR risk measures should be viewed in light of the methodology?s limitations, which include the
following:
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

The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2003 and 2002, and for the end of the
       four quarterly reporting periods from July 1, 2002 through
June 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 89% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2003, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2003 was to the currency complex. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2003, the Partnership?s major exposures were to the euro, Japanese yen, Swiss franc, British pound and Norwegian kroner currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity.	The Partnership?s primary equity exposure at June 30,
2003 was to equity price risk in the G-7 countries.  The G-7
       countries consist of France, the U.S., Britain, Germany,
Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2003, the Partnership?s primary exposures were to the S&P 500 (U.S.), MIB 30 (Italy), Nikkei (Japan) and NASDAQ (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ?whipsawed" into numerous small losses.

Interest Rate. At June 30, 2003, the Partnership?s market exposure in the global interest rate complex was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations ? e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain
       the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At June 30, 2003, the Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	The Partnership's metals exposure at June 30, 2003
was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as aluminum, copper, nickel and tin. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors, from time to time, take positions when market
       opportunities develop and Demeter anticipates that
the Partnership will continue to do so.

Soft Commodities and Agriculturals. At June 30, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to sugar, soybeans and its related products, and coffee markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2003 were in Japanese yen, Hong Kong dollars, euros and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets
       among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, and monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4.  CONTROLS AND PROCEDURES
  (a)	    As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

  (b)	    There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership initially registered 60,000 Units (prior to the 100 for one Unit conversion on April 30, 1998) pursuant to a Registration Statement on Form S-1, which became effective on May 17, 1991 (SEC File Number 33-39667), and 10,000 Units (pre-
conversion) at a supplemental closing pursuant to a new Registration Statement on Form S-1, which became effective on August 23, 1991 (SEC File No. 33-42380).

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

The managing underwriter for the Partnership is Morgan Stanley
DW.

       Units are continuously sold at monthly closings at a
purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through June 30, 2003, 26,015,615.050 Units were sold, leaving
7,598,352.050 Units unsold. The aggregate price of the Units sold through June 30, 2003 was $482,453,253.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Robert E. Murray resigned the position of Chairman of the Board of Directors of Demeter.

Mr. Jeffrey A. Rothman, President and Director of Demeter, was named Chairman of the Board of Directors of Demeter.






       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership?s prospectus, dated April
28, 2003, filed with the Securities and Exchange Com-
mission pursuant to Rule 424(b)(3) under the Securities
Act of 1933, on May 7, 2003.
3.02	Certificate of Limited Partnership, dated March 19, 1991,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File
No. 333-47829) filed with the Securities and Exchange
Commission on March 12, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 6, 1999, is incorporated by
reference to Exhibit 3.03 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-68773)
filed with the Securities and Exchange Commission on
April 12, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Select L.P.), is incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.01	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Rabar
Market Research, Inc. is incorporated by reference to
Exhibit 10.01 of the Partnership?s Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
June 30, 1999.
10.02	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and EMC
Capital Management, Inc. is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
June 30, 1999.
10.03	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Sunrise
Capital Management, Inc. is incorporated by reference to
Exhibit 10.03 of the Partnership?s Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
June 30, 1999.
10.04	Management Agreement, dated as of May 1, 2001, among the
Partnership, Demeter, and Northfield Trading L.P., is incorporated by reference to Exhibit 10.01 of the
Partnership?s Form 8-K (File Number 0-19511) filed with
the Securities and Exchange Commission on April 25, 2001.
10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership?s prospectus, dated April 28, 2003, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 7,
2003.
10.10	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum Strategic L.P., Morgan Stanley Spectrum Global Balanced
L.P., Morgan Stanley Spectrum Technical L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank is incorporated by reference to Exhibit
10.10 of the Partnership?s Registration Statement on Form
S-1 (File No. 333-90467) filed with the Securities and
Exchange Commission on November 2, 2001.
10.11	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s prospectus, dated April
28, 2003, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 7, 2003.
10.12	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File No. 0-19511) filed
with the Securities and Exchange Commission on November
1, 2001.
10.13	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.14	Customer Agreement between the Partnership and MSIL,
dated as of June 6, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No.
       0?19511) filed with the Securities and Exchange
Commission on November 1, 2001.
10.15	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.16	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-19511)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13(a)-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 13, 2003         By:/s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Director and Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.


















MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)