Form 10-Q
period 2003-09-30
MORGAN STANLEY SPECTRUM SELECT LP
filed 2003-11-12
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2003
		(Unaudited) and December 31, 2002	2

		Statements of Operations for the Quarters Ended
		September 30, 2003 and 2002 (Unaudited)	3

		Statements of Operations for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited)	4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2003 and 2002 (Unaudited)	5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	13-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	24-37

Item 4.	Controls and Procedures	.37


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 2.	Changes in Securities and Use of Proceeds	38-40

Item 5.	Other Information	.40

Item 6.	Exhibits and Reports on Form 8-K	41-43


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                          September 30,	December 31,
                                     2003                                  2002
                                                    $                   	$
                                                                                                         (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	358,385,459	274,780,334

    Net unrealized gain on open contracts (MS&Co.) 	14,544,631	       20,865,525
    Net unrealized loss on open contracts (MSIL) 	    (1,927,447)	   (2,967,507)

    Total net unrealized gain on open contracts	   12,617,184	   17,898,018

	     Total Trading Equity	371,002,643	292,678,352


Subscriptions receivable	10,484,854	6,690,744
Interest receivable (Morgan Stanley DW)	         227,729	        235,283

	     Total Assets	  381,715,226	    299,604,379

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued brokerage fees (Morgan Stanley DW)	2,286,693	1,662,321
	Redemptions payable	1,628,938	1,876,403
	Accrued management fees	         946,217	       687,856

	     Total Liabilities	      4,861,848	    4,226,580

Partners' Capital

	Limited Partners (13,301,410.631 and
	    10,567,690.403 Units, respectively)	372,799,639	292,226,000
	General Partner (144,636.549 and
	    113,977.644 Units, respectively)	      4,053,739	     3,151,799

	     Total Partners' Capital	   376,853,378	 295,377,799

	     Total Liabilities and Partners' Capital	  381,715,226	   299,604,379

NET ASSET VALUE PER UNIT	             28.03	            27.65

	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

                                                                     2003                       2002
                                                                           $                              $
REVENUES
	Trading profit (loss):
		Realized	(26,946,650)	43,948,852
		Net change in unrealized	   19,200,890	    (4,210,863)
                                                                                                           (7,745,760)	39,737,989
	Proceeds from Litigation Settlement	                -        	     4,636,156

			Total Trading Results 	(7,745,760)	44,374,145

	Interest income (Morgan Stanley DW)	       668,910	        992,415

			Total  	   (7,076,850)	   45,366,560


EXPENSES

	Brokerage fees (Morgan Stanley DW)	       6,723,451	5,157,483
	Management fees	       2,782,116	   2,134,131

			Total	       9,505,567	     7,291,614

NET INCOME (LOSS)	    (16,582,417)	       38,074,946


NET INCOME (LOSS) ALLOCATION

	Limited Partners	    (16,399,368)	37,669,038
	General Partner	         (183,049)	405,908


NET INCOME (LOSS) PER UNIT

	Limited Partners	(1.29)	3.56
	General Partner	(1.29)	3.56



	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

                                                     2003                         2002
                                                      $                                $
REVENUES
	Trading profit (loss):
		Realized	32,525,453	52,581,140
		Net change in unrealized	    (5,280,834)	      16,339,595
			27,244,619	68,920,735
	Proceeds from Litigation Settlement	          -         	     4,636,156

			Total Trading Results 	  27,244,619	73,556,891

	Interest income (Morgan Stanley DW)	     2,129,797	     2,619,410

			Total  	   29,374,416	   76,176,301


EXPENSES
	Brokerage fees (Morgan Stanley DW)	   18,573,501	13,755,810
	Management fees	     7,685,582	      5,692,056
	Incentive fees	     1,180,842	          -

			Total 	   27,439,925	    19,447,866


NET INCOME	     1,934,491	       56,728,435


NET INCOME ALLOCATION

	Limited Partners	1,912,551	56,116,456
	General Partner	21,940	611,979


NET INCOME PER UNIT

	Limited Partners	0.38	5.27
	General Partner	0.38	5.27



	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2003 and 2002
	(Unaudited)




                                  Units of
                                Partnership                Limited                  General
                                      Interest                   Partners                 Partner               Total
                                                                       $                             $                      $

Partners' Capital,
     December 31, 2001	10,074,715.726	238,821,840	2,589,745	241,411,585

Offering of Units	1,733,500.355	42,985,059	130,000	43,115,059

Net Income                                                        -		56,116,456	611,979	56,728,435

Redemptions	  (1,596,952.702)	  (42,765,731)	             -      	  (42,765,731)

Partners' Capital,
     September 30, 2002	  10,211,263.379	 295,157,624	  3,331,724	 298,489,348





Partners' Capital,
     December 31, 2002	10,681,668.047	292,226,000	3,151,799	295,377,799

Offering of Units	3,583,950.735	102,259,465	880,000	103,139,465

Net Income                                                        -		1,912,551	21,940	1,934,491

Redemptions	   (819,571.602)	 (23,598,377)	              -       	 (23,598,377)

Partners' Capital,
     September 30, 2003	13,446,047.180	372,799,639	4,053,739	376,853,378










The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	          For the Nine Months Ended September 30,

                    2003                         2002
	              $	         $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	1,934,491	56,728,435
Noncash item included in net income:
     Net change in unrealized	5,280,834	(16,339,595)

(Increase) decrease in operating assets:
     Net option premiums	   -    	71,663
     Interest receivable (Morgan Stanley DW)	7,554	(33,218)

Increase in operating liabilities:
     Accrued brokerage fees (Morgan Stanley DW)	624,372	345,504
     Accrued management fees	         258,361	    142,966

Net cash provided by operating activities	      8,105,612	  40,915,755


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	  103,139,465	43,115,059
Increase in subscriptions receivable	(3,794,110)	(813,201)
Increase (decrease) in redemptions payable	 (247,465)	20,510,941
Redemptions of Units	   (23,598,377)	 (42,765,731)

Net cash provided by financing activities	    75,499,513	  20,047,068

Net increase in cash	    83,605,125	60,962,823

Balance at beginning of period	  274,780,334	 235,183,061

Balance at end of period	  358,385,459	 296,145,884





	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Select L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2002 Annual Report on Form 10-K.

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


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc., Northfield Trading L.P., Rabar Market Research, Inc., and Sunrise Capital Management, Inc. (individually, a "Trading Advisor", or collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills.  The Partnership pays brokerage fees to Morgan
Stanley DW.


3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                   Net Unrealized Gains
                     on Open Contracts                   Longest Maturities
	Exchange-	Off-Exchange-	             Exchange-	 Off-Exchange-
Date	  Traded  	   Traded        	Total    Traded       Traded
                    $             $             $
Sep. 30, 2003	9,436,898	    3,180,286    12,617,184  Dec. 2004   Dec. 2003
Dec. 31, 2002   	12,359,670	   5,538,348    17,898,018  Dec. 2003   Mar. 2003

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


Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $367,822,357 and $287,140,004 at September 30, 2003 and December 31, 2002,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts,

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

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

There are no known material trends, favorable or unfavorable, that would affect, and no expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading program to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading
       Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations set forth in the financial statements on pages 2 through 12 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2003
For the quarter ended September 30, 2003, the Partnership recorded total trading losses, net of interest income, of $7,076,850 and posted a decrease in net asset value per Unit.
The most significant losses of approximately 1.6% were recorded in the energy markets during September from short positions in crude oil futures as prices unexpectedly reversed higher after OPEC announced that it would reduce output and curb production in an effort to stem declining oil prices. Additional losses of approximately 0.8% were experienced in the currency markets from short positions in the Swiss franc, New Zealand dollar, euro and Mexican peso versus the U.S. dollar during September as the value of the dollar reversed sharply lower after the release of weak U.S. economic reports. During July, additional losses in the currency sector stemmed from long positions in the euro versus the U.S. dollar as the value of the dollar strengthened amid better than expected U.S. earnings data, increased optimism regarding the future of the U.S. economy and a rally in U.S. equity prices. Other losses of approximately 0.8% were incurred in the global interest rate markets during September from short positions in European and U.S. interest rate futures as prices
       reversed higher amid falling global equity prices and investor demand for safe haven investments. In the metals sector, losses of approximately 0.7% were incurred largely during August from long futures positions in aluminum and zinc as base metal prices were weighed down by heavy technically-based selling and expectations for increased output during 2004. A portion of the Partnership's overall losses for the third quarter was offset by gains of approximately 1.0% in the agricultural markets from long futures positions in soybeans and its related products as prices reacted positively during September in response to robust U.S. export sales data and smaller U.S. crop assessments. In the global stock index markets, smaller gains of approximately 0.6% were established from long positions in Asian stock index futures as Asian equity prices drew strength from robust Japanese economic data and rising prices in the U.S. equity markets.
Total expenses for the three months ended September 30, 2003 were $9,505,567, resulting in a net loss of $16,582,417. The net asset value of a Unit decreased from $29.32 at June 30, 2003 to $28.03 at September 30, 2003.

For the nine months ended September 30, 2003, the Partnership recorded total trading revenues, including interest income, of $29,374,416 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.6% were recorded in the currency markets during January from long positions in the euro versus the U.S. dollar as the value of the European currency
       strengthened against the U.S. dollar amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. During May, gains were supplied by long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar assets. Additional currency gains were recorded from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency strengthened in response to continued weakness in the U.S. currency, rising gold prices and relatively high interest rates in Australia. In the global interest rate markets, gains of approximately 3.1% resulted from short positions in Japanese interest rate futures as prices trended lower amid an improved economic outlook for Japan and a sell-off in Japanese fixed income markets during August as investors repositioned capital into Japanese equities. During May, long positions in European and U.S. interest rate futures provided gains as prices continued to trend higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Gains in the energy sector of approximately 1.9% were supplied during February by long positions in natural gas futures as prices jumped sharply higher amid fears that extremely cold weather in the U.S.
       northeast and midwest could further deplete already
diminished supplies. Additional gains were recorded from long futures positions in crude oil and its related products as prices trended higher amid the increasing likelihood of military action against Iraq. Smaller gains of approximately 0.4% in the global stock index markets were supplied from long positions in Asian stock index futures during August as Asian equity prices drew strength from robust Japanese economic data and rising prices in the U.S. equity markets. A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 2.2% in the metals markets from long positions in aluminum and copper futures as prices fell during March and August amid muted industrial demand, heavy technically-based selling and expectations for increased output during 2004. Total expenses for the nine months ended September 30, 2003 were $27,439,925, resulting in net income of $1,934,491. The net asset value of a Unit increased from $27.65 at December 31, 2002 to $28.03 at September 30, 2003.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $45,366,560 and posted an increase in net asset value per Unit. The most significant gains of approximately 11.9% were recorded in the interest rate markets from long positions in European and U.S.
       interest rates, which drew support from falling equity prices and further global economic uncertainty. Additional gains of approximately 1.7% were recorded in the agricultural markets from long positions in grain futures, primarily during July, as grain prices advanced higher due to weather related concerns. Short positions in European and U.S. stock index futures provided gains of approximately 1.6%, primarily in July and September, as stock prices trended lower on suspicions regarding corporate accounting practices and further skepticism surrounding the global economic recovery. In the energy markets, gains of approximately 1.6% were recorded from long positions in crude oil futures and its related products, primarily during August and September, as prices moved higher amid the possibility of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 2.5% in the currency markets primarily during July and August from long positions in most major currencies, specifically the British pound, euro, and Swiss franc, as the values of these currencies reversed lower relative to the U.S. dollar in response to the Bush Administration's "strong-dollar" policy. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $4,636,156 as of August 30, 2002. Total expenses for the three months ended September 30, 2002 were $7,291,614, resulting in net income of $38,074,946. The net asset value of a
       Unit increased from $25.67 at June 30, 2002 to $29.23 at
September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $76,176,301 and posted an increase in net asset value per Unit. The most significant gains of approximately 11.0% were recorded in the interest rate markets, primarily during June, July, and August, as long positions in European and U.S. interest rate futures increased in value, spurred by declining equity values, additional concerns regarding corporate accounting integrity, and weak economic data. Additional gains of approximately 8.6% were recorded primarily during May and June in the currency markets from previously established long positions in the euro and Swiss franc as their values rallied relative to the U.S. dollar, which fell due to falling equity prices, weak economic data, and mounting concerns over further terrorist attacks. In the energy markets, gains of approximately 2.4% were recorded primarily during March from previously established long positions in natural gas futures as prices climbed higher amid a decline in supplies and severe weather in the northeast U.S. Short stock index futures provided additional gains of approximately 2.1%, primarily during June, as equity prices retreated on weak global economic data. The agricultural markets provided gains of approximately 2.0%, primarily during June, from long positions in soybean futures and its related products, and during July, from long
       positions in wheat, soybean and corn futures as supply and demand concerns caused prices to increase. A portion of the Partnership's overall gains was offset by losses of approximately 0.4% in the metals markets during June from long positions in gold futures as prices reversed lower in the midst of easing tensions between India and Pakistan. Total expenses for the nine months ended September 30, 2002 were $19,447,866, resulting in net income of $56,728,435. The net asset value of a Unit increased from $23.96 at December 31, 2001 to $29.23 at September 30, 2002.


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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to
       increase or decrease the market risk associated with the
Partnership.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its
       cash flow.  Profits and losses on open positions of
exchange-traded futures, forwards, and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses for a portfolio are estimated to exceed the VaR only one
       day in 100.  VaR typically does not represent the worst-
case outcome.

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

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities.
       Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.


The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2003 and 2002. At September 30, 2003 and 2002, the Partnership's total capitalization was approximately $377 million and $298 million, respectively.

Primary Market         September 30, 2003    September 30, 2002
Risk Category	  	       Value at Risk      Value at Risk

Currency		  		     (1.32)%   	   	(2.05)%

Interest Rate	      		(0.58)	      	(1.03)

Equity		  		     (0.56)	      	(0.38)

Commodity		  			(0.99)	      	(1.31)

Aggregate Value at Risk		(2.02)%		    	(2.85)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

       The table above represents the VaR of the Partnership's open positions at September 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the only business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003.

Primary Market Risk Category        High      Low      Average
Currency						(2.17)%	(0.44)%	(1.24)%
Interest Rate					(1.25)	(0.35)	(0.66)
Equity						(0.71)	(0.42)	(0.53)
Commodity						(1.22)	(0.16)	(0.76)
Aggregate Value at Risk			(2.84)%	(0.82)%	(1.77)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
       15% of contract face value. Additionally, the use of
leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin".  In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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
may provide only limited insight into losses that could be incurred under certain unusual market movements.
       The VaR tables above present the results of the
Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2003 and 2002, and for the end of the four quarter-end reporting periods from October 1, 2002 through September 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 86% as of September 30, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

       The following were the primary trading risk exposures of the Partnership at September 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at September 30, 2003 was to the currency complex. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At September 30, 2003, the Partnership's major exposure was to the outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. At September 30, 2003, the Partnership's market exposure to the global interest rate complex was primarily spread across the U.S., European and Japanese interest rate sectors.
       Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia.
Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity.	The Partnership's primary equity exposure at September
30, 2003 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2003, the Partnership's primary exposures were to the S&P 500 (U.S.), Nikkei (Japan), NASDAQ (U.S.) and MIB 30 (Italy) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices.
       Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Commodity.
Energy. At September 30, 2003, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	The Partnership's metals exposure at September 30,
2003 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, nickel, aluminum, zinc, lead and tin. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors, from time to time, take positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.
       Soft Commodities and Agriculturals.  At September 30,
2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to cotton, corn, soybeans and soybean-related products. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2003:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2003 were in Japanese yen, Hong Kong dollars and euros. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, and monitoring the performance of the Trading Advisors daily. In addition, the
       Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4.  CONTROLS AND PROCEDURES
  (a)	    As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effective-ness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

  (b)	    There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership initially registered 60,000 Units (prior to the 100 for one Unit conversion on April 30, 1998, the "Conversion") pursuant to a Registration Statement on Form S-1, which became effective on May 17, 1991 (SEC File Number 33-39667), and 10,000 Units (pre-Conversion) at a supplemental closing pursuant to a new Registration Statement on Form S-1, which became effective on August 23, 1991 (SEC File No. 33-42380).

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

Commencing with the April 30, 1998 monthly closing and becoming a member of the Spectrum Series of funds, each previously
       outstanding Unit of the Partnership was converted into 100
Units. The Partnership registered an additional 1,500,000 Units pursuant to another Registration Statement on Form S-1, which became effective on May 11, 1998 (SEC File Number 333-47829).
The Partnership registered an additional 5,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on January 21, 1999 (File Number 333-68773).

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

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.
       Through September 30, 2003, 27,186,307.039 Units were sold, leaving 6,427,660.061 Units unsold. The aggregate price of the Units sold through September 30, 2003 was $515,866,873.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. The following individuals were named to the Board of Directors of Demeter in the quarter ended March 31, 2003 and were subsequently confirmed as principals of Demeter by the National
Futures Association:

Mr. Douglas J. Ketterer was confirmed as a principal of Demeter by the National Futures Association on October 27, 2003.

Mr. Jeffrey S. Swartz was confirmed as a principal of Demeter by the National Futures Association on October 23, 2003.










       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's prospectus, dated April
28, 2003, filed with the Securities and Exchange Com-
mission pursuant to Rule 424(b)(3) under the Securities
Act of 1933, on May 7, 2003.
3.02	Certificate of Limited Partnership, dated March 19, 1991,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-47829) filed with the Securities and Exchange
Commission on March 12, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 6, 1999, is incorporated by
reference to Exhibit 3.03 of the Partnership's
Registration Statement on Form S-1 (File No. 333-68773)
filed with the Securities and Exchange Commission on
April 12, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Select L.P.), is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.01	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Rabar
Market Research, Inc. is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
June 30, 1999.
10.02	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and EMC
Capital Management, Inc. is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
June 30, 1999.
10.03	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Sunrise
Capital Management, Inc. is incorporated by reference to
Exhibit 10.03 of the Partnership's Form 10-K (File Number 0-19511) for fiscal year ended December 31, 1998 filed on
June 30, 1999.
10.04	Management Agreement, dated as of May 1, 2001, among the
Partnership, Demeter, and Northfield Trading L.P., is incorporated by reference to Exhibit 10.01 of the
Partnership's Form 8-K (File Number 0-19511) filed with
the Securities and Exchange Commission on April 25, 2001.
10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 28, 2003, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 7,
2003.
10.10	Amended and Restated Escrow Agreement, among the
Partnership, Morgan Stanley Spectrum Strategic L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Technical L.P., Morgan Stanley Spectrum
Currency L.P., Morgan Stanley Spectrum Commodity L.P.,
Morgan Stanley DW, and The Chase Manhattan Bank, as
escrow agent, dated March 10, 2000, is incorporated by
reference to Exhibit 10.10 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90467)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.11	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's prospectus, dated April
28, 2003, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 7, 2003.
10.12	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-19511) filed
with the Securities and Exchange Commission on November
1, 2001.
10.13	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.14	Customer Agreement between the Partnership and MSIL,
dated as of June 6, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
       0-19511) filed with the Securities and Exchange
Commission on November 1, 2001.
10.15	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.16	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-19511)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13(a)-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2003       By:/s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.





















MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)