Form 10-Q
period 2004-03-31
MORGAN STANLEY SPECTRUM SELECT LP
filed 2004-05-07
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004 or

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

Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes            No    X


       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2004




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2004
		(Unaudited) and December 31, 2003	2

		Statements of Operations for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)	3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2004 and 2003 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	12-19

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	20-33

Item 4.	Controls and Procedures	33


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 2.	Changes in Securities and Use of Proceeds	34-36

Item 5.	Other Information	36-38

Item 6.	Exhibits and Reports on Form 8-K	38-40


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                  March 31,	December 31,
                                      2004                                  2003
                            $                   	$
                                                                                                         (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	496,457,313	398,595,952

    Net unrealized gain on open contracts (MS&Co.) 	25,296,371	       25,504,948
    Net unrealized gain on open contracts (MSIL) 	    5,448,723	   11,277,017

          Total net unrealized gain on open contracts	30,745,094	   36,781,965

	Net option premiums	       431,413	   1,232,488

	     Total Trading Equity	527,633,820	436,610,405


Subscriptions receivable	28,045,223	12,688,217
Interest receivable (Morgan Stanley DW)	        326,249	        250,620

	     Total Assets	  556,005,292	    449,549,242

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	3,627,449	2,405,123
Accrued brokerage fees (Morgan Stanley DW)	3,188,850	2,401,080
Accrued management fees	1,263,979	993,550
Accrued incentive fees	       479,670	    2,227,005

	     Total Liabilities	    8,559,948	    8,026,758

Partners' Capital

Limited Partners (16,322,116.870 and
    14,405,312.114 Units, respectively)	541,692,952	436,666,633
General Partner (173,329.215 and
    160,190.965 Units, respectively)	     5,752,392	     4,855,851

	     Total Partners' Capital	   547,445,344	 441,522,484

	     Total Liabilities and Partners' Capital	     556,005,292	   449,549,242
NET ASSET VALUE PER UNIT	              33.19	            30.31

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

                                            2004                       2003
                                           $                              $
REVENUES
	Trading profit (loss):
		Realized	66,511,671	31,709,158
		Net change in unrealized	   (6,036,871)	  (26,766,287)

			Total Trading Results 	60,474,800	4,942,871

	Interest income (Morgan Stanley DW)	        843,926	        705,765

			Total  	    61,318,726	     5,648,636


EXPENSES
	Brokerage fees (Morgan Stanley DW)	8,695,974       	5,738,150
	Incentive fees	6,104,991	971,973
	Management fees	   3,454,603	   2,374,406

			Total	   18,255,568	     9,084,529


NET INCOME (LOSS)	       43,063,158	       (3,435,893)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	    42,606,617	(3,400,650)
	General Partner	         456,541	(35,243)


NET INCOME (LOSS) PER UNIT

	Limited Partners	2.88	(0.22)
	General Partner	2.88	(0.22)


	The accompanying notes are an integral part of these financial statements.


        <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2004 and 2003
	(Unaudited)




                              Units of
                             Partnership                Limited                  General
                               Interest                   Partners                 Partner               Total
                                                                      $                             $                      $
Partners' Capital,
     December 31, 2002	10,681,668.047	292,226,000	3,151,799	295,377,799

Offering of Units	1,180,812.340	33,444,129	380,000	33,824,129

Net Loss                                                        -		(3,400,650)	(35,243)	(3,435,893)

Redemptions	  (294,461.356)	  (8,443,942)	             -      	  (8,443,942)

Partners' Capital,
     March 31, 2003	  11,568,019.031	 313,825,537	  3,496,556	 317,322,093




Partners' Capital,
     December 31, 2003	14,565,503.079	436,666,633	4,855,851	441,522,484

Offering of Units	2,229,798.230	72,226,737	440,000	72,666,737

Net Income                                                        -		42,606,617	456,541	43,063,158

Redemptions	    (299,855.224)	  (9,807,035)	             -      	  (9,807,035)

Partners' Capital,
     March 31, 2004	  16,495,446.085	 541,692,952	  5,752,392	 547,445,344












The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	          For the Quarters Ended March 31,

                               2004                         2003
	              $	         $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	43,063,158	(3,435,893)
Noncash item included in net income (loss):
     Net change in unrealized	6,036,871	26,766,287

(Increase) decrease in operating assets:
     Net option premiums	       801,075	-
     Interest receivable (Morgan Stanley DW)	(75,629)	(20,265)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	787,770	376,152
     	Accrued management fees	270,429	      155,650
    	Accrued incentive fees	   (1,747,335)	                  -

Net cash provided by operating activities	   49,136,339	  23,841,931


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	  72,666,737	33,824,129
Increase in subscriptions receivable	(15,357,006)	(6,941,405)
Increase in redemptions payable	 1,222,326	1,484,808
Redemptions of Units	    (9,807,035)	 (8,443,942)

Net cash provided by financing activities	    48,725,022	  19,923,590

Net increase in cash	97,861,361    	43,765,521

Balance at beginning of period	     398,595,952	 274,780,334

Balance at end of period	  496,457,313	 318,545,855




	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Select L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Select L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P.


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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                  Net Unrealized Gains (Losses)
                       on Open Contracts                 Longest Maturities
	Exchange-	Off-Exchange-	             Exchange-	 Off-Exchange-
Date	  Traded  	   Traded        	Total    Traded       Traded
                    $             $             $
Mar. 31, 2004   31,015,924	(270,830)	30,745,094	Sep. 2005   Jun. 2004
Dec. 31, 2003   31,690,225	   5,091,740    36,781,965  Mar. 2005   Mar. 2004

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


Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $527,473,237 and $430,286,177 at March 31, 2004 and December 31, 2003,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership's assets.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the
       Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2004
The Partnership recorded revenues including interest income totaling $61,318,726 and expenses totaling $18,255,568, resulting in net income of $43,063,158 for the quarter ended March 31, 2004. The Partnership's net asset value per Unit increased from $30.31 at December 31, 2003 to $33.19 at March 31, 2004.

The most significant trading gains of approximately 6.0% were achieved in the metals markets from long futures positions in base metals, such as copper, aluminum and zinc, during January and February. Prices for these metals reacted positively to increased demand from China coupled with a weaker U.S. dollar. News of decreased market supply, along with higher global equity prices, also contributed to the rally in prices. Smaller gains were supplied from long futures positions in silver as prices benefited from continued U.S. dollar weakness in early January. During February, base metals and silver prices benefited further from increased demand triggered by a declining U.S. dollar. In the global interest rate markets, gains of approximately 2.9% were generated from long positions in European and U.S. interest rate futures during February and March. During February, global bond
       prices rallied after central banks, such as the European
Central Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. During March, prices trended higher due to uncertainty in the global equity markets, disappointing U.S. economic data and safe haven buying following the terrorist attack in Madrid. Gains of approximately 2.9% were recorded in the agricultural sector from long futures positions in corn and soybeans. Prices for both commodities finished higher as increased exports abroad and greater demand from Asia caused prices to rally during the quarter. Within the energy sector, gains of approximately 1.1% were generated during February from long futures positions in crude oil and its related products. Low market supply, falling inventory levels and a production-cut announcement from OPEC caused prices to increase. Smaller gains of approximately 0.7% were recorded in the global stock index markets, primarily during March, from long positions in Japanese stock index futures. Japanese equity prices increased following consistent signals of Japanese economic recovery. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 0.6% incurred in the currency markets, primarily during March. Short positions in the Japanese yen versus the U.S. dollar resulted in the largest losses within this sector as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts of intervention to weaken the yen.


       For the Quarter Ended March 31, 2003
The Partnership recorded revenues including interest income totaling $5,648,636 and expenses totaling $9,084,529, resulting in a net loss of $3,435,893 for the quarter ended March 31, 2003.
The Partnership's net asset value per Unit decreased from $27.65 at December 31, 2002 to $27.43 at March 31, 2003.

The most significant trading losses of approximately 0.9% were recorded in the global stock index markets, primarily during January and February, from long positions in U.S. stock index futures as equity prices decreased amid strong investor demand for bonds, rising oil prices, and the possibility of a military conflict in the Persian Gulf. Additional losses of approximately 0.7% were recorded in the metals markets from long positions in aluminum and copper futures as prices fell amid muted industrial demand. Losses of approximately 0.7% were also incurred in the agricultural markets from long positions in sugar futures as prices declined amid increased supply. In the global interest rate markets, the majority of the losses, approximately 0.6%, occurred during March from long positions in European and U.S. interest rate futures as prices reversed sharply lower amid reports of advancing Coalition forces in the Persian Gulf region. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 3.6% recorded in the energy markets, primarily from long positions in natural gas futures, as prices jumped sharply higher during February in response to
       prolonged frigid temperatures in the northeastern and midwestern U.S. Additional gains were recorded from long futures positions in crude oil and its related products as prices continued to trend higher amid the looming threat of military action against Iraq. Additional gains of approximately 1.4% were recorded in the currency markets during January from long positions in the euro and Swiss franc versus the U.S. dollar as the value of the European currencies strengthened amid fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data.


       Item 3.	 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Profits and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin.

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open
       positions, the volatility present within the markets, and the liquidity of the markets.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.
       The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over the time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.
       The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2004 and 2003. At March 31, 2004 and 2003, the Partnership's total capitalization was approximately $547 million and $317 million, respectively.

Primary Market            March 31, 2004      March 31, 2003
Risk Category	  	       Value at Risk      Value at Risk

Interest Rate	 			(2.12)%   	   	(0.48)%

Equity		      		(0.66)   	      	(0.42)

Currency		  		     (0.40)  	      	(0.44)

Commodity		  			(1.32)   	      	(0.16)

Aggregate Value at Risk		(2.43)%		    	(0.82)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004.

Primary Market Risk Category        High      Low      Average
Interest Rate					(2.12)%	(0.35)%	(0.88)%
Equity						(1.75)	(0.56)	(0.92)
Currency						(1.32)	(0.40)	(0.99)
Commodity						(1.40)	(0.65)	(1.09)
Aggregate Value at Risk			(2.64)%	(1.39)%	(2.12)%

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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2004 and 2003, and for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 80% as of March 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.
       The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2004 was to the global interest rate complex. Exposure was primarily spread across the European, U.S., Australian, Canadian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value
       of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity.	The second largest market exposure of the Partnership
at March 31, 2004 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2004, the Partnership's primary exposures were to the Nikkei (Japan), DAX (Germany), NASDAQ (U.S.), S&P 500 (U.S.), and FTSE 100 (Great Britain) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership
       to avoid trendless price movements resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at March 31, 2004 was to the currency complex. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2004, the Partnership's major exposures were to the euro, British pound, Australian dollar, Japanese yen, and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
Energy. At March 31, 2004, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	The Partnership's metals exposure at March 31,
2004 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, zinc, lead, and tin. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.
The Trading Advisors, from time to time, take positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2004, the Partnership had exposure to the markets that comprise these
       sectors.  Most of the exposure was to corn, wheat,
coffee, and soybeans and soybean related products. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2004 were in Japanese yen, Hong Kong dollars, euros, and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

       Commencing with the April 30, 1998 monthly closing and with becoming a member of the Spectrum Series of funds, each previously outstanding Unit of the Partnership was converted into 100 Units. The Partnership registered an additional 1,500,000 Units pursuant to another Registration Statement on Form S-1, which became effective on May 11, 1998 (SEC File Number 333-47829).

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

       The Partnership registered an additional 23,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 28, 2004 (SEC File Number 333-113398).

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through March 31, 2004, 30,746,072.358 Units were sold, leaving
2,867,894.742 Units unsold. The aggregate price of the Units sold through March 31, 2004 was $626,994,849.

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

Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

       Mr. Jeffrey S. Swartz resigned his position as a Director of Demeter.

Ms. Louise M. Wasso-Jonikas, age 50, will become a Director of Demeter once she has registered with the National Futures Association as an associated person, which registration is currently pending. Ms. Wasso-Jonikas is a Managing Director of Morgan Stanley and Director of Alternative Investments for the Individual Investor Group (IIG) of Morgan Stanley. Ms. Wasso-Jonikas rejoined Morgan Stanley in 1999. Ms. Wasso-Jonikas was Co-Founder and President/Chief Operating Officer of Graystone Partners, an objective consulting firm, from 1993 to 1999, when Graystone was acquired by Morgan Stanley. Prior to founding Graystone, Ms. Wasso-Jonikas was a Senior Vice President at Bessemer Trust and opened their Chicago office. She also was a Vice President at the Northern Trust in their Wealth Management Services Group where she worked exclusively with their largest private clients and family offices throughout the U.S. and abroad serving their broad investment and custody needs. Ms. Wasso-Jonikas also worked as an Equity Block Trader with Goldman Sachs and with Morgan Stanley advising and managing money for private clients. Ms. Wasso-Jonikas' focus is on developing a robust external manager platform utilizing alternative managers for IIG clients, as well as overseeing some of the firm's largest client relationships. Ms. Wasso-Jonikas holds a BA in Economics from
       Mount Holyoke College and an MBA in Finance from the
University of Chicago Graduate School of Business.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership's Prospectus,
dated April 28, 2004, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, on May 4, 2004.
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
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 28, 2004, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 4,
2004.
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
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
28, 2004, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 4, 2004.
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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 10, 2004           By:/s/ Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.


















- 43 -


MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)