Form 10-Q
period 2004-06-30
MORGAN STANLEY SPECTRUM SELECT LP
filed 2004-08-12
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2004




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2004
		(Unaudited) and December 31, 2003	2

		Statements of Operations for the Quarters Ended
		June 30, 2004 and 2003 (Unaudited)	3

		Statements of Operations for the Six Months
		Ended June 30, 2004 and 2003 (Unaudited)	4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2004 and 2003 (Unaudited)	5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2004 and 2003 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	13-26

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	27-40

Item 4.	Controls and Procedures	40


PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	41-43

Item 5.	Other Information	43-45

Item 6.	Exhibits and Reports on Form 8-K	46-48


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION

                                                                                                           June 30,	December 31,
                                     2004                                  2003
                                         $                   	$
                                                               (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	497,439,229	398,595,952

    Net unrealized gain (loss) on open contracts (MSIL) 	(1,562,210)	       11,277,017
    Net unrealized gain (loss) on open contracts (MS&Co.) 	   (8,483,623)	   25,504,948

          Total net unrealized gain (loss) on open contracts	(10,045,833)	   36,781,965

	Net option premiums	              -      	   1,232,488

	     Total Trading Equity	487,393,396	436,610,405


Subscriptions receivable	16,457,375	12,688,217
Interest receivable (Morgan Stanley DW)	        312,848	        250,620

	     Total Assets	 504,163,619	    449,549,242

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	3,177,402	2,405,123
Accrued brokerage fees (Morgan Stanley DW)	3,065,806	2,401,080
Accrued management fees	1,207,681	993,550
Accrued incentive fee	              -      	    2,227,005

	     Total Liabilities	     7,450,889	    8,026,758

Partners' Capital

Limited Partners (18,102,600.645 and
    14,405,312.114 Units, respectively)	491,242,441	436,666,633
General Partner (201,583.684 and
    160,190.965 Units, respectively)	      5,470,289	     4,855,851

	     Total Partners' Capital	   496,712,730	 441,522,484

	     Total Liabilities and Partners' Capital	   504,163,619  	   449,549,242
NET ASSET VALUE PER UNIT	               27.14	            30.31

	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Quarters Ended June 30,

                                                    2004                       2003
                                                      $                              $
REVENUES
	Trading profit (loss):
		Realized	(49,448,472)	27,762,945
		Net change in unrealized	   (40,790,927)	    2,284,563

			Total Trading Results 	(90,239,399)	30,047,508

	Interest income (Morgan Stanley DW)	          927,101	        755,122

			Total  	    (89,312,298)	    30,802,630


EXPENSES
	Brokerage fees (Morgan Stanley DW)	9,470,258       	6,111,900
	Management fees	3,736,921	2,529,060
	Incentive fee	             -      	       208,869

			Total	   13,207,179	      8,849,829


NET INCOME (LOSS)	 (102,519,477)    	       21,952,801


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(101,427,374)    	21,712,569
	General Partner	         (1,092,103)	240,232


NET INCOME (LOSS) PER UNIT

	Limited Partners	(6.05)	1.89
	General Partner	(6.05)	1.89




	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Six Months Ended June 30,

                                                  2004                       2003
                                                  $                              $
REVENUES
	Trading profit (loss):
		Realized	17,063,199	59,472,103
		Net change in unrealized	   (46,827,798)	 (24,481,724)

			Total Trading Results 	(29,764,599)	34,990,379

	Interest income (Morgan Stanley DW)	      1,771,027	     1,460,887

			Total  	   (27,993,572)	    36,451,266


EXPENSES
	Brokerage fees (Morgan Stanley DW)	       18,166,232	11,850,050
	Management fees	7,191,524	4,903,466
	Incentive fees	      6,104,991	      1,180,842

			Total	   31,462,747	      17,934,358


NET INCOME (LOSS)	     (59,456,319)    	         18,516,908


NET INCOME (LOSS) ALLOCATION

	Limited Partners	    (58,820,757)	18,311,919
	General Partner	         (635,562)	204,989


NET INCOME (LOSS) PER UNIT

	Limited Partners	(3.17)	1.67
	General Partner	(3.17)	1.67




	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY SPECTRUM SELECT L.P.
       <table>	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2004 and 2003
	(Unaudited)




                                                                   Units of
                                                                Partnership                Limited                  General
                                     Interest                   Partners                 Partner               Total
                                                                        $                             $                      $
Partners' Capital,
     December 31, 2002	10,681,668.047	292,226,000	3,151,799	295,377,799

Offering of Units	2,406,321.528	68,845,845	680,000	69,525,845

Net Income                                                        -		18,311,919	204,989	18,516,908

Redemptions	     (600,468.340)	  (17,336,913)	             -      	  (17,336,913)

Partners' Capital,
     June 30, 2003	  12,487,521.235	 362,046,851	  4,036,788	 366,083,639




Partners' Capital,
     December 31, 2003	14,565,503.079	436,666,633	4,855,851	441,522,484

Offering of Units	4,357,626.566	132,261,871	1,250,000	133,511,871

Net Loss                                                        -		(58,820,757)	(635,562)	(59,456,319)

Redemptions	     (618,945.316)	  (18,865,306)	             -      	  (18,865,306)

Partners' Capital,
     June 30, 2004	  18,304,184.329	 491,242,441	  5,470,289	 496,712,730






The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	          For the Six Months Ended June 30,

                          2004                         2003
	              $	         $


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(59,456,319)	18,516,908
Noncash item included in net income (loss):
     Net change in unrealized	46,827,798	24,481,724

(Increase) decrease in operating assets:
     Net option premiums	       1,232,488	(680,632)
     Interest receivable (Morgan Stanley DW)	(62,228)	(23,507)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	664,726	552,055
     	Accrued management fees	214,131	      228,436
	Accrued incentive fee	    (2,227,005)	           -

Net cash provided by (used for) operating activities	   (12,806,409)	  43,074,984


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	  133,511,871	69,525,845
Increase in subscriptions receivable	(3,769,158)	(7,008,176)
Increase in redemptions payable	 772,279	1,508,236
Redemptions of Units	   (18,865,306)	 (17,336,913)

Net cash provided by financing activities	   111,649,686	  46,688,992

Net increase in cash	    98,843,277	89,763,976

Balance at beginning of period	     398,595,952	 274,780,334

Balance at end of period	   497,439,229	 364,544,310



	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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


        MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc., Northfield Trading L.P., Rabar Market Research, Inc., Sunrise Capital Management, Inc., and Graham Capital Management, L.P. (individually, a "Trading Advisor", or collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.


3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign
        MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                  Net Unrealized Gains (Losses)
                       on Open Contracts                 Longest Maturities
	Exchange-	Off-Exchange-	             Exchange-	 Off-Exchange-
Date	  Traded  	   Traded        	Total    Traded       Traded
                    $             $             $
Jun. 30, 2004 	  (9,499,342)	(546,491)	(10,045,833)	Dec. 2005   Sep. 2004
Dec. 31, 2003   31,690,225	   5,091,740    36,781,965  Mar. 2005   Mar. 2004

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


Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which
funds, in the aggregate, totaled $487,939,887   and $430,286,177
at June 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange- required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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


       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co., and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are
       difficult to discuss other than in the context of the
Trading Advisors' trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 12 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit/loss" for open (unrealized) contracts, and recorded as "Realized trading profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage
       fees expenses of the Partnership are recorded on an
accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2004
The Partnership recorded losses net of interest income totaling $89,312,298 and expenses totaling $13,207,179, resulting in a net loss of $102,519,477 for the quarter ended June 30, 2004. The Partnership's net asset value per Unit decreased from $33.19 at March 31, 2004 to $27.14 at June 30, 2004.

The most significant trading losses of approximately 6.4% were recorded in the global interest rate markets from positions in U.S. and European interest rate futures. During April, long U.S. and European interest rate futures positions incurred losses as global fixed income prices tumbled following the release of stronger-than-expected U.S. jobs data. During May, short positions in global bond futures experienced losses as prices moved higher during the latter half of the month due to uncertainty in global equity prices, weaker-than-expected economic data, stronger energy prices and geopolitical concerns. During June, short positions experienced losses as global bond prices
       rallied on weaker-than-expected economic reports and
expectations that the U.S. Federal Reserve would not aggressively tighten U.S. interest rates as originally expected. Smaller losses stemmed from short positions in Japanese interest rate futures during June as prices increased after the Bank of Japan voted to maintain interest rates close to zero. In the currency markets, losses of approximately 3.6% resulted primarily during April from long positions in the Japanese yen and Korean Won versus the U.S. dollar as the dollar's value surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. Losses were also incurred on long South African rand positions versus the U.S. dollar as the dollar benefited from rising U.S. interest rates. Short positions in major currencies versus the U.S. dollar resulted in losses during May as the U.S. dollar's value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, long positions in the British pound versus the U.S. dollar also incurred losses as the dollar reversed higher in response to expectations that the U.S. Federal Reserve would raise U.S. interest rates. Later in the month, the pound weakened further due to a lack of signs that the Bank of England would maintain their tightening policy. Additional Partnership losses of approximately 3.5% in the metals markets, primarily during April, stemmed from long positions in both precious and base
       metals.  The U.S. dollar's move higher caused losses in long silver futures positions as their prices conversely moved lower. Within the base metals markets, long positions in copper, aluminum, and zinc incurred losses as prices weakened due to the strength of the U.S. dollar and fears of reduced demand from China. Losses of approximately 2.6% in the global stock index markets resulted during May from long positions in U.S., Japanese, and European equity index futures during the first half of the month as global equity prices were negatively impacted by geopolitical concerns and expanding energy prices. Newly established short positions in those same markets experienced additional losses as prices rebounded later in May due to a slight pullback in oil prices and strong earnings from technology companies. Finally, the agricultural markets recorded losses of approximately 1.8% during the quarter from positions in coffee, the soybean complex, corn, and wheat. During June, long positions in coffee futures experienced losses as larger Brazilian crop expectations combined with mild weather forced prices to reverse lower. During April, long futures positions in wheat and corn recorded losses as prices moved lower, affected by news of lower U.S. exports and increased plantings in the U.S. Corn Belt.
During May, long futures positions in the soybean complex, corn, and wheat generated losses as prices declined due to heavy speculative selling. Prices were also negatively impacted by U.S. Department of Agriculture reports which forecasted an increase in soybean supply due to a rise in planting. A portion of the
       Partnership's overall losses for the second quarter was offset by gains of approximately 0.9% in the energy markets. During May, the Partnership generated gains from long futures positions in crude oil and its related products as crude oil prices surged past $41 a barrel, reaching twenty one-year highs, amid fears of terrorist attacks on Saudi Arabian oil facilities and disruptions in Iraqi oil production.

The Partnership recorded losses net of interest income totaling $27,993,572 and expenses totaling $31,462,747, resulting in a net loss of $59,456,319 for the six months ended June 30, 2004. The Partnership's net asset value per Unit decreased from $30.31 at December 31, 2003 to $27.14 at June 30, 2004.


The most significant trading losses of approximately 4.2% were incurred in the currency markets. During March, short positions in the Japanese yen and Singapore dollar versus the U.S. dollar resulted in losses as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts of intervention to weaken the yen. During April, long Asian currency positions versus the U.S. dollar experienced losses as the dollar's value surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. Short positions in most major currencies versus the U.S. dollar produced losses during May as the U.S. dollar's
       value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. Additional losses of approximately 3.6% were experienced in the global interest rate markets, primarily during January and throughout the second quarter, from positions in U.S., Australian, and European interest rate futures. During January, long positions in U.S. and European interest rate futures experienced losses as prices declined following comments from the U.S. Federal Reserve concerning a shift in the Board's interest rate policy. Short positions in Australian interest rate futures deepened sector losses as prices reversed higher during the final week of the month. During April, long U.S. and European interest rate futures positions incurred losses as prices tumbled following the release of stronger-than-expected U.S. jobs data. During May, short positions in global bond futures experienced losses as prices moved higher during the latter half of the month due to uncertainty in global equity prices, weaker-than-expected economic data, stronger energy prices and geopolitical concerns. During June, short positions experienced losses as global bond prices rallied on weaker-than-expected economic reports and expectations that the U.S. Federal Reserve would not aggressively tighten U.S. interest rates as originally expected. Smaller losses stemmed from short positions in Japanese interest rate futures during June as prices increased sharply after the Bank of Japan voted to maintain interest rates close to zero. Additional Partnership losses of approximately 1.9% were recorded in the global stock
       index markets, primarily during May.  Long positions in
European and U.S. equity index futures were unprofitable during the first half of the month as global equity prices were negatively impacted by geopolitical concerns and expanding energy prices. Newly established short positions in those same markets experienced additional losses as prices rebounded later in May due to a slight pullback in oil prices and strong earnings from technology companies. A portion of the Partnership's overall losses for the first six months of the year was offset by gains of approximately 2.3% in the metals markets from long futures positions in both base and precious metals during January and February. Prices for industrial metals reacted positively to increased demand from China coupled with a weaker U.S. dollar. News of decreased market supply, along with higher global equity prices, also contributed to the rally in prices. Smaller gains were supplied from long futures positions in silver as prices benefited from U.S. dollar weakness in early January. During February, base metals and silver prices benefited further from increased demand triggered by the weakening U.S. dollar. Gains of approximately 2.0% were recorded in the energy markets during February, April, and May. During February, long futures positions in crude oil and its related products benefited as prices increased amid low market supply, falling inventory levels and an output reduction announcement from OPEC. Long crude oil futures positions also profited during April as prices trended higher on fears of potential terrorist activity in Saudi Arabia and news of
       problems with U.S. refineries.  Prices were later bolstered following a disclosure from OPEC ministers regarding their intentions to discuss higher price targets at their meeting in June. During May, long futures positions in crude oil and its related products returned additional gains as crude oil prices surged past $41 a barrel, reaching twenty one-year highs, amid fears of terrorist attacks on Saudi Arabian oil facilities and disruptions in Iraqi oil production. Finally, gains of approximately 1.0% were supplied by the agricultural markets, primarily during the first quarter. During the first quarter, long futures positions in corn and soybeans profited as prices finished higher amid increased demand from Asia. During February, long futures positions in soybeans and its related products benefited amid heightened demand from Asia triggered by lower harvest results. Corn prices edged higher during the month as it followed soybean prices. Thus, long futures positions in corn during February provided additional profits in this sector. Long futures positions in both corn and the soybean complex achieved gains during March as prices for both commodities strengthened in response to news of increased export demand.

For the Quarter and Six Months Ended June 30, 2003
The Partnership recorded revenues including interest income totaling $30,802,630 and expenses totaling $8,849,829, resulting in net income of $21,952,801 for the quarter ended June 30, 2003. The Partnership's net asset value per Unit increased from $27.43 at March 31, 2003 to $29.32 at June 30, 2003.
       The most significant trading gains of approximately 5.0%
were recorded in the currency markets, primarily during May, from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Additional gains were recorded from long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of these currencies strengthened in response to rising gold prices and continued weakness in the U.S. dollar. Additional gains of approximately 4.6% in the global interest rate markets were provided from long positions in U.S. and European interest rate futures as prices continued to trend higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. In the global stock index markets, gains of approximately 0.8% were recorded from long positions in U.S. stock index futures as U.S. equity prices pressed higher during June amid positive economic news and expectations for a reduction in U.S. interest rates by the U.S. Federal Open Market Committee. A portion of the Partnership's overall gains for the second quarter was offset by losses of approximately 0.9% in the metals markets from short positions in aluminum and copper futures as prices, buoyed by a rebound in U.S. equity prices during April and May, reversed higher amid renewed optimism for future growth
       in industrial demand.  Long positions in aluminum futures incurred additional losses during June as prices declined in anticipation of the U.S. Federal Reserve's interest rate cut and on technically-based selling.

The Partnership recorded revenues including interest income totaling $36,451,266 and expenses totaling $17,934,358, resulting in net income of $18,516,908 for the six months ended June 30, 2003. The Partnership's net asset value per Unit increased from $27.65 at December 31, 2002 to $29.32 at June 30, 2003.

The most significant trading gains of approximately 6.5% were recorded in the currency markets during January from long positions in the euro versus the U.S. dollar as the value of the European currency strengthened against the U.S. dollar amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. During May, gains were supplied from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Additional currency gains were recorded from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency strengthened in response to continued weakness in the dollar, rising gold
       prices and relatively high interest rates in Australia.
In the global interest rate markets, gains of approximately 3.9% resulted primarily during May, from long positions in European and U.S. interest rate futures as prices continued to trend higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Gains in the energy sector of approximately 3.5% were supplied during February from long positions in natural gas futures as prices jumped sharply higher amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete already diminished supplies. Additional gains were recorded from long futures positions in crude oil and its related products as prices trended higher amid the increasing likelihood of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 1.5% in the metals markets from long positions in aluminum and copper futures as prices fell during March amid muted industrial demand.


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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains/losses on off-exchange-traded forward currency contracts are settled at the termination of the contract or more frequently, as agreed upon with each counterparty.

       The Partnership's total market risk may increase or
decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-
       looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily
       market data (1,000 observations) and revalues its
portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over the time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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



       The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2004 and 2003. At
June 30, 2004 and 2003, the Partnership's total capitalization was approximately $497 million and $366 million, respectively.

Primary Market             June 30, 2004      June 30, 2003
Risk Category	  	       Value at Risk      Value at Risk

Equity					(0.99)%	   	   	(0.71)%

Interest Rate	  			(0.64)  	      	(0.35)

Currency		  		     (0.37)  	      	(1.03)

Commodity		  			(0.39)   	      	(0.65)

Aggregate Value at Risk		(1.44)%		    	(1.39)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.
       The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004.

Primary Market Risk Category        High      Low      Average
Equity						(1.75)%	(0.56)%	(0.99)%
Interest Rate					(2.12)	(0.48)	(0.96)
Currency						(1.32)	(0.37)	(0.82)
Commodity						(1.40)	(0.39)	(1.02)
Aggregate Value at Risk			(2.64)%	(1.44)%	(2.13)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the
Partnership is typically many times the applicable margin
requirements.  Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other
investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin".  In addition, VaR risk measures should be viewed in
       light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2004 and 2003, and for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts
       indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 91% as of June 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of
       the Securities Act and Section 21E of the Securities
Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity.	The primary market exposure of the Partnership at June
30, 2004 was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based
       indices.  At June 30, 2004, the Partnership's primary exposures were to the DAX (Germany), MIB 30 (Italy), S&P 500 (U.S.), and Nikkei (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2004 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Australian, Canadian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by
       the Partnership may range from short to long-term
instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at June 30, 2004 was to the currency sector. The Partnership's currency market exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2004, the Partnership's major exposures were to the euro, British pound, Australian dollar, Japanese yen, and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

Commodity.
Energy. The Partnership's energy exposure at June 30, 2004, was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in
       these markets result from geopolitical developments,
particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	The Partnership's metals exposure at June 30, 2004
was to fluctuations in the price of precious metals, such as gold, and base metals, such as aluminum, copper, tin, nickel, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors, from time to time, take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At June 30, 2004, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, cotton, and lean hogs markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

       Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2004 were in Japanese yen, euros, Hong Kong dollars, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4.  CONTROLS AND PROCEDURES
  (a)	    As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

  (b)	    There have been no significant changes during the period
covered by this quarterly report in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

       The managing underwriter for the Partnership is Morgan
Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through June 30, 2004, 32,845,646.225 Units were sold, leaving
23,768,320.875 Units unsold. The aggregate price of the Units sold through June 30, 2004 was $687,029,983.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management.    Effective June 21, 2004, the following changes have
been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey D. Hahn resigned the position of Chief Financial
Officer and Director of Demeter.

Mr. Todd Taylor, age 41, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial
       Advisor in the Dallas office.  In 1995, he joined the
Management Training Program in New York and was appointed Branch Manager in St. Louis in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of Individual Investor Group ("IIG") Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Currently a member of the firm's E-Learning Council, Mr. Taylor is also a current member of the Securities Industry/Regulatory Council on Continuing Education. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 34, will become a Director of Demeter once he has registered with the National Futures Association ("NFA") as a principal, which registration is currently pending. Mr. Seugling is an Executive Director at Morgan Stanley and currently serves as Director of Client Solutions for US Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude
       from Bucknell University with a B.S. in Management and a concentration in Chemistry.
Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. His registration with the NFA as a principal is currently pending. He currently serves as an Executive Director and Controller of Client Solutions at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc. and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.






















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
June 1, 1998, among the Partnership, Demeter, and Rabar
Market Research, Inc. is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 10-K (File No. 0-
19511) for fiscal year ended December 31, 1998 filed with
the Securities and Exchange Commission on June 30, 1999.
10.02	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and EMC
Capital Management, Inc. is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 10-K (File No. 0-
19511) for fiscal year ended December 31, 1998 filed with
the Securities and Exchange Commission on June 30, 1999.
10.03	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Sunrise
Capital Management, Inc. is incorporated by reference to
Exhibit 10.03 of the Partnership's Form 10-K (File No. 0-
19511) for fiscal year ended December 31, 1998 filed with
the Securities and Exchange Commission on June 30, 1999.
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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 16, 2004         By:/s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.





















MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)