Form 10-Q
period 2004-09-30
MORGAN STANLEY SPECTRUM SELECT LP
filed 2004-11-10
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-19511

	MORGAN STANLEY SPECTRUM SELECT L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3619290
(State or other jurisdiction of		      (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY						 		   10017
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code (212) 905-2700

825 Third Avenue, 9th Floor, New York, NY 10022




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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2004
		(Unaudited) and December 31, 2003	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2004 and 2003 (Unaudited)	3

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2004 and 2003 (Unaudited)	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2004 and 2003 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	12-26

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	27-40

Item 4.	Controls and Procedures	40


PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	41-42

Item 5.	Other Information	42

Item 6.	Exhibits and Reports on Form 8-K	43-45


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                      September 30,	December 31,
                                                         2004                                  2003
                                                         $                   	$
                                                                                                         (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	474,088,039	398,595,952

    Net unrealized gain on open contracts (MS&Co.) 	13,295,130	       25,504,948
    Net unrealized gain on open contracts (MSIL) 	    2,873,267	   11,277,017

          Total net unrealized gain on open contracts	16,168,397	   36,781,965

	Net option premiums	              -     	   1,232,488

	     Total Trading Equity	490,256,436	436,610,405


Subscriptions receivable	11,134,214	12,688,217
Interest receivable (Morgan Stanley DW)	       464,379	        250,620

	     Total Assets	 501,855,029	    449,549,242

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	3,931,957	2,405,123
Accrued brokerage fees (Morgan Stanley DW)	2,936,581	2,401,080
Accrued management fees	1,153,307	993,550
Accrued incentive fee	             -      	    2,227,005

	     Total Liabilities	    8,021,845	    8,026,758

Partners' Capital

Limited Partners (19,146,054.120 and
    14,405,312.114 Units, respectively)	488,400,950	436,666,633
General Partner (212,951.775 and
    160,190.965 Units, respectively)	    5,432,234	     4,855,851

	     Total Partners' Capital	 493,833,184	 441,522,484

	     Total Liabilities and Partners' Capital	 501,855,029  	   449,549,242
NET ASSET VALUE PER UNIT	            25.51	            30.31

	The accompanying notes are an integral part of these financial statements.



       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



                    For the Three Months                           	For the Nine Months
  	Ended September 30,	                     Ended September 30,


                                                                              2004   	 2003  	         2004   	    2003
                                                                                $		  $		      $			 $
REVENUES
	Trading profit (loss):
		Realized	 (45,220,087)	(26,946,650)	(28,156,888)	32,525,453
		Net change in unrealized	    26,214,230	   19,200,890 	   (20,613,568)	       (5,280,834)
			(19,005,857)	  (7,745,760)	(48,770,456)	27,244,619
	Proceeds from Litigation Settlement	                 45,665                         -  	      	         45,665                   -

		   Total Trading Results 	 (18,960,192)	  	 (7,745,760)	(48,724,791)	27,244,619

	Interest income (Morgan Stanley DW)	    1,263,304	          668,910	   3,034,331	   2,129,797

		   Total  	  (17,696,888)	       (7,076,850)	  (45,690,460)	   29,374,416

EXPENSES
	Brokerage fees (Morgan Stanley DW)	8,911,489	6,723,451	27,077,721	18,573,501
	Management fees	3,502,040 	2,782,116	10,693,564	7,685,582
	Incentive fees	           -        	           -        	   6,104,991	     1,180,842

		   Total 	   12,413,529	     9,505,567	  43,876,276	   27,439,925


NET INCOME (LOSS) 	  (30,110,417)	   (16,582,417)	  (89,566,736)	    1,934,491


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(29,782,362)	             (16,399,368)	(88,603,119)	1,912,551
	General Partner 	(328,055)                  (183,049)	(963,617)	21,940


NET INCOME (LOSS) PER UNIT

	Limited Partners	(1.63)	    (1.29)	(4.80)	0.38
	General Partner	(1.63)	                       (1.29)	(4.80)	0.38



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2004 and 2003
	(Unaudited)




                                                                   Units of
                                                                Partnership                Limited                  General
                          Interest                   Partners                 Partner               Total
                                                           $                             $                      $
Partners' Capital,
     December 31, 2002	10,681,668.047	292,226,000	3,151,799	295,377,799

Offering of Units	3,583,950.735	102,259,465	880,000	103,139,465

Net Income                                                        -		1,912,551	21,940	1,934,491

Redemptions	     (819,571.602)	  (23,598,377)	             -      	  (23,598,377)

Partners' Capital,
     September 30, 2003	  13,446,047.180	 372,799,639	  4,053,739	 376,853,378




Partners' Capital,
     December 31, 2003	14,565,503.079	436,666,633	4,855,851	441,522,484

Offering of Units	5,830,917.873	169,955,168	1,540,000	171,495,168

Net Loss                                                          -		(88,603,119)	(963,617)	(89,566,736)

Redemptions	   (1,037,415.057)	  (29,617,732)	             -      	  (29,617,732)

Partners' Capital,
     September 30, 2004	  19,359,005.895	 488,400,950	  5,432,234	 493,833,184










The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	          For the Nine Months Ended September 30,

                                       2004                           2003
	              $	           $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(89,566,736)	1,934,491
Noncash item included in net income (loss):
     Net change in unrealized	20,613,568	5,280,834

(Increase) decrease in operating assets:
	Net option premiums	1,232,488	-
     	Interest receivable (Morgan Stanley DW)	(213,759)	7,554

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	535,501	624,372
     	Accrued management fees	159,757	      258,361
	  Accrued incentive fee		                       (2,227,005)                          -


Net cash provided by (used for) operating activities	   (69,466,186)	    8,105,612


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	  171,495,168	103,139,465
(Increase) decrease in subscriptions receivable	1,554,003	(3,794,110)
Increase (decrease) in redemptions payable	1,526,834 	(247,465)
Redemptions of Units	   (29,617,732)	 (23,598,377)

Net cash provided by financing activities	   144,958,273	  75,499,513

Net increase in cash	    75,492,087	83,605,125

Balance at beginning of period	     398,595,952	 274,780,334

Balance at end of period	  474,088,039	 358,385,459




	The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnership has received settlement award payments in the amount of $4,636,156 as of August 30, 2002 and $45,665 as of July 30, 2004. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a prevailing rate on U.S.
Treasury bills.  The Partnership pays brokerage fees to Morgan
Stanley DW.


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

The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

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

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:

                  Net Unrealized Gains (Losses)
                       on Open Contracts                    Longest Maturities
	Exchange-	Off-Exchange-	               Exchange-	 Off-Exchange-
Date	  Traded  	   Traded       	Total        Traded       Traded
                    $             $            $
Sep. 30, 2004	17,634,948	    (1,466,551)	16,168,397	 Mar. 2006	  Dec. 2004
Dec. 31, 2003	31,690,225	     5,091,740	36,781,965	 Mar. 2005	  Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets.


Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $491,722,987 and $430,286,177 at September 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not
       possible to estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out. The sum of these amounts, along with the "Proceeds from Litigation Settlement", constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management
       fees, incentive fees, and brokerage fees expenses of the
Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded losses net of interest income totaling $17,696,888 and expenses totaling $12,413,529, resulting in a net loss of $30,110,417 for the three months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $27.14 at June 30, 2004 to $25.51 at September 30, 2004.

The most significant trading losses of approximately 4.2% were recorded in the currency markets, primarily during July and August, from positions in European currencies and the Japanese yen, both versus the U.S. dollar. During July, long positions in the Swiss franc, British pound, and euro versus the U.S. dollar resulted in losses as the dollar advanced amid upbeat market sentiment, an optimistic assessment of the U.S. economy by the U.S. Federal Reserve Chairman Alan Greenspan and a jump in July consumer confidence data. During August, long and short positions in the euro relative to the U.S. dollar, British pound, and Japanese yen proved unprofitable as the euro experienced short-
       term volatility due to conflicting economic data and
surging energy prices. Additional losses resulted from short positions in the Japanese yen versus the U.S. dollar as the dollar's value decreased in response to concerns for the rate of U.S. economic growth sparked by the release of soft economic data. Losses of approximately 1.8% in the global stock index markets resulted throughout the quarter from both long and short positions in European, U.S., and Japanese stock index futures. During July, long positions experienced losses as prices reversed lower due to the release of disappointing U.S. employment data, surging energy prices and new warnings concerning potential terrorist attacks. During August, short European and U.S. positions were unprofitable as prices reversed higher in response to falling energy prices and better-than-expected U.S. economic data. During September, long European, U.S., and Japanese positions recorded losses following a decline in global equity prices caused by rising energy prices and the release of weak corporate data. Losses of approximately 0.8% were incurred in the global interest rate markets, primarily during July and September, from both long and short U.S. interest rate futures positions and short positions in Japanese interest rate futures. During July, short positions recorded losses as prices moved higher after the release of disappointing U.S. unemployment data. Additional losses were incurred from newly established long positions after prices moved lower following the U.S. Federal Reserve Chairman Alan Greenspan's upbeat assessment of the U.S. economy. During August, short positions in Japanese
       interest rate futures incurred losses as prices trended higher amid a surge in oil prices, a drop in global equity prices, and a conflicted Japanese and U.S. economic picture. During September, long positions in U.S. interest rate futures resulted in losses as prices declined due to expectations for rising interest rates prompted by the release of positive U.S. economic data. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 2.2% in the energy markets from long futures positions in crude oil and its related products as crude oil prices trended higher reaching historical highs amid heavy market demand and concerns for supply.
Additional gains of approximately 0.4% in the agricultural markets were recorded, primarily during July, from short futures positions in corn as prices trended lower due to ideal weather conditions in the growing region of the U.S. midwest, reports of increased inventories by the U.S. Department of Agriculture, and weak export demand. Smaller gains of approximately 0.2% in the metals markets stemmed from long futures positions in base metals as prices moved higher during September in response to continued demand from China and reports of lower-than-expected inventories.

The Partnership recorded losses net of interest income totaling $45,690,460 and expenses totaling $43,876,276, resulting in a net loss of $89,566,736 for the nine months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $30.31 at December 31, 2003 to $25.51 at September 30, 2004.
       The most significant trading losses of approximately 8.2%
were incurred in the currency markets. During March, short positions in the Japanese yen and Singapore dollar versus the U.S. dollar resulted in losses as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts of intervention to weaken the yen. During April, long Asian currency positions versus the U.S. dollar experienced losses as the dollar's value surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. Short positions in most major currencies versus the U.S. dollar produced losses during May as the U.S. dollar's value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During July, long positions in the Swiss franc, British pound, and euro, versus the U.S. dollar resulted in losses as dollar advanced amid upbeat market sentiment, an optimistic assessment of the U.S. economy by the U.S. Federal Reserve Chairman Alan Greenspan and a jump in July consumer confidence data. During August, long and short positions in the euro relative to the U.S. dollar, British pound, and Japanese yen proved unprofitable as the euro experienced short-term volatility due to conflicting economic data and surging energy prices. Additional losses resulted from short positions in the Japanese yen versus the U.S. dollar as the dollar's value decreased in response to concerns for the rate of U.S. economic
       growth sparked by the release of soft economic data.
Additional losses of approximately 4.4% were experienced in the global interest rate markets, primarily during the second and third quarters, from positions in the U.S., Australian, and Japanese interest rate futures. During January, long positions in U.S. interest rate futures experienced losses as prices declined following comments from the U.S. Federal Reserve concerning a shift in the Board's interest rate policy. Short positions in Australian interest rate futures deepened sector losses as prices reversed higher during the final week of the month. During April, long U.S. interest rate futures positions incurred losses as prices tumbled following the release of stronger-than-expected U.S. jobs data. During May, short positions in global bond futures experienced losses as prices moved higher during the latter half of the month due to uncertainty in global equity prices, weaker-than-expected economic data, stronger energy prices and geopolitical concerns. During June, short positions experienced losses as global bond prices rallied on weaker-than-expected economic reports and expectations that the U.S. Federal Reserve would not aggressively tighten U.S. interest rates as originally expected. Smaller losses stemmed from short positions in Japanese interest rate futures during June as prices increased sharply after the Bank of Japan voted to maintain interest rates close to zero. During July, short positions in U.S. interest rate futures recorded losses as prices moved higher after the release of disappointing U.S. unemployment data. Additional losses were
       incurred from newly established long positions after prices moved lower following the U.S. Federal Reserve Chairman Alan Greenspan's upbeat assessment of the U.S. economy. During August, short positions in Japanese interest rate futures prices trended higher amid a surge in oil prices, a drop in global equity prices, and a conflicted Japanese and U.S. economic picture. During September, long positions in U.S. interest rate futures resulted in losses as prices declined due to expectations for rising interest rates prompted by the release of positive U.S. economic data. Additional losses of approximately 3.6% were recorded in the global stock index markets, primarily during the second and third quarters of the year. Long positions in European and U.S. equity index futures were unprofitable during the second quarter as prices declined due to geopolitical concerns and expanding energy prices. Newly established short positions in those same markets experienced additional losses as prices rebounded later in the second quarter due to a slight pullback in oil prices and strong earnings from technology companies. During July, long positions experienced losses as prices reversed lower due to the release of disappointing U.S. employment data, surging energy prices and new warnings concerning potential terrorist attacks. During August, short European and U.S. positions were unprofitable as prices reversed higher in response to falling energy prices and better-than-expected U.S. economic data. During September, long European and U.S. positions recorded losses following a decline in global equity prices caused by rising energy prices and the release of weak corporate data. A portion of the Partnership's overall losses during the first nine months of the year was offset by gains of approximately 4.3% recorded in the energy markets from long futures positions in crude oil and its related products. During February, long positions benefited as prices increased amid low market supply, falling inventory levels and an output reduction announcement from OPEC. Long positions profited during April as prices trended higher on fears of potential terrorist activity in the Middle East and news of problems with U.S. refineries. During May, long positions recorded gains as crude oil prices surged higher, amid fears of terrorist attacks on Middle Eastern oil facilities and disruptions in Iraqi oil production. During the third quarter, long positions profited as prices trended higher reaching historical highs amid heavy market demand and concerns for supply. Additional gains of approximately 2.5% in the metals markets resulted primarily during the first quarter from long futures positions in base metals as prices moved higher in response to increased demand from China coupled with a weaker U.S. dollar. Finally, gains of approximately 1.4% achieved in the agricultural markets, primarily during the first quarter, resulted from long futures positions in soybeans and its related products, and corn as prices for these commodities finished higher amid increased demand from Asia.

For the Three and Nine Months Ended September 30, 2003
The Partnership recorded losses net of interest income totaling $7,076,850 and expenses totaling $9,505,567, resulting in a net loss of $16,582,417 for the three months ended September 30, 2003. The Partnership's net asset value per Unit decreased from $29.32 at June 30, 2003 to $28.03 at September 30, 2003.

The most significant trading losses of approximately 1.6% were recorded in the energy markets during September from short positions in crude oil futures as prices unexpectedly reversed higher after OPEC announced that it would reduce output and curb production in an effort to stem declining oil prices. Additional losses of approximately 0.8% were experienced in the currency markets from short positions in the Swiss franc, New Zealand dollar, euro, and Mexican peso versus the U.S. dollar during September as the value of the dollar reversed sharply lower after the release of weak U.S. economic reports. During July, additional losses in the currency sector stemmed from long positions in the euro versus the U.S. dollar as the value of the dollar strengthened amid better-than-expected U.S. earnings data, increased optimism regarding the future of the U.S. economy and a rally in U.S. equity prices. Other losses of approximately 0.8% were incurred in the global interest rate markets during September from short positions in European and U.S. interest rate futures as prices reversed higher amid falling global equity
       prices and investor demand for "safe haven" investments.
In the metals sector, losses of approximately 0.7% were incurred largely during August from long futures positions in aluminum and zinc as base metal prices were weighed down by heavy technically-based selling and expectations for increased output during 2004.
 A portion of the Partnership's overall losses for the third quarter was offset by gains of approximately 1.0% in the agricultural markets from long futures positions in soybeans and its related products as prices reacted positively during September in response to robust U.S. export sales data and smaller U.S. crop assessments. In the global stock index markets, smaller gains of approximately 0.6% were established from long positions in Asian stock index futures as Asian equity prices drew strength from robust Japanese economic data and rising prices in the U.S. equity markets.

The Partnership recorded revenues including interest income totaling $29,374,416 and expenses totaling $27,439,925, resulting in net income of $1,934,491 for the nine months ended September 30, 2003. The Partnership's net asset value per Unit increased from $27.65 at December 31, 2002 to $28.03 at September 30, 2003.

The most significant trading gains of approximately 5.6% were recorded in the currency markets during January from long positions in the euro versus the U.S. dollar as the value of the European currency strengthened against the U.S. dollar amid
       renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. During May, gains were supplied by long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar assets. Additional currency gains were recorded from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency strengthened in response to continued weakness in the U.S. currency, rising gold prices and relatively high interest rates in Australia. In the global interest rate markets, gains of approximately 3.1% resulted from short positions in Japanese interest rate futures as prices trended lower amid an improved economic outlook for Japan and a sell-off in Japanese fixed income markets during August as investors repositioned capital into Japanese equities. During May, long positions in European and U.S. interest rate futures provided gains as prices continued to trend higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery.
Gains in the energy sector of approximately 1.9% were supplied during February by long positions in natural gas futures as prices jumped sharply higher amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete
       already diminished supplies.  Additional gains were
recorded from long futures positions in crude oil and its related products as prices trended higher amid the increasing likelihood of military action against Iraq. Smaller gains of approximately 0.4% in the global stock index markets were supplied from long positions in Asian stock index futures during August as Asian equity prices drew strength from robust Japanese economic data and rising prices in the U.S. equity markets. A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 2.2% in the metals markets from long positions in aluminum and copper futures as prices fell during March and August amid muted industrial demand, heavy technically-based selling and expectations for increased output during 2004.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date under the "Partnership's Value at Risk in Different Market Sectors"
       section and significantly exceed the Value at Risk ("VaR")
tables disclosed.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over the time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange
       dealer-based instruments. They are also not based on
exchange and/or dealer-based maintenance margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2004 and 2003. At September 30, 2004 and 2003, the Partnership's total capitalization was approximately $494 million and $377 million, respectively.

Primary Market         September 30, 2004    September 30, 2003
Risk Category	  	     Value at Risk          Value at Risk

Interest Rate				(2.90)%	   	   	(0.58)%

Equity					(0.73)     	 	(0.56)

Currency		  		     (0.67)      		(1.32)

Commodity		  			(1.16)    	 	(0.99)

Aggregate Value at Risk		(3.15)%	    		(2.02)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004.

Primary Market Risk Category        High      Low      Average
Interest Rate					(2.90)%	(0.48)%	 (1.54)%
Equity						(1.75)	(0.66)	 (1.03)
Currency						(1.19)	(0.37)	 (0.66)
Commodity						(1.40)	(0.39)	 (1.07)
Aggregate Value at Risk			(3.15)%	(1.44)%	 (2.42)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology's limitations, which include, but may not be limited to, the following:
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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership's potential "risk of ruin".

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2004 and 2003, and for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 90% as of September 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash
       management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other
       factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2004 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Australian, Canadian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity.	The second largest market exposure of the Partnership
at September 30, 2004 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2004, the Partnership's primary exposures were to FTSE (Britain), Hang Seng (China), DAX (Germany), and All Ordinaries Share Price (Australia) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, U.S., Japanese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at September 30, 2004 was to the currency sector. The Partnership's currency market exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2004, the Partnership's major exposures were to the euro, British pound, Australian dollar, Japanese yen, Swiss franc, and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership's currency trades will change significantly in the future. Commodity.
Metals.	The Partnership's metals exposure at September 30,
2004 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, lead, nickel, and tin. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. The Partnership's energy exposure at September 30, 2004, was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns
       and other economic fundamentals.  Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2004, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the coffee, sugar, and corn markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2004 were in Japanese yen, euros, Hong Kong dollars, and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


       PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
Registration Statement on Form S-1  Units Registered
                    Effective Date  File Number

Initial Registration	60,000.000		May 17, 1991	33-39667
Supplemental Closing	10,000.000		August 23, 1991	33-42380
Additional Registration	75,000.000 	  August 31, 1993	      33-65072
Additional Registration	     60,000.000 	  October 27, 1997	 333-1918
   Pre-conversion	    205,000.000

Units sold through 10/17/97	        146,139.671
Units unsold through 10/17/97       58,860.329
  (Ultimately de-registered)

Commencing with April 30, 1998 monthly closing and with becoming a member of the Spectrum Series of funds, each previously outstanding Unit of the Partnership was converted into 100 Units, totaling 14,613,967.100 (pre-conversion).

Additional Registration	1,500,000.000		May 11,1998	           333-47829
Additional Registration	5,000,000.000		January 21, 1999	    333-68773
Additional Registration	4,500,000.000 	  February 28, 2000	    333-90467
Additional Registration	1,000,000.000	   April 30, 2002	         333-84656
Additional Registration	7,000,000.000	   April 28, 2003	        333-104005
Additional Registration	 23,000,000.000 	  April 28, 2004	        333-113393
   Total Units Registered	 42,000,000.000

Units sold post conversion      19,693,602.341
Units unsold through 9/30/04    22,306,397.659


Total Units sold
  through 9/30/04               34,307,569.441
  (pre and post conversion)


The managing underwriter for the Partnership is Morgan Stanley DW.
       Units are continuously sold at monthly closings at a
purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2004 was $724,723,280.

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

Item 5.  OTHER INFORMATION
Management.    The following changes have been made to the Board
of Directors and Officers of Demeter:

Mr. Kevin Perry, Chief Financial Officer of Demeter, was confirmed as a principal of Demeter by the National Futures Association on September 3, 2004.

Mr. William D. Seugling, Director of Demeter, was confirmed as a principal of Demeter by the National Futures Association on October 11, 2004.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership's Prospectus,
dated April 28, 2004, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, on May 4, 2004.
3.02	Certificate of Limited Partnership, dated March 19, 1991,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-47829) filed with the Securities and Exchange
Commission on March 12, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 6, 1999 (changing its name from
Dean Witter Spectrum Select L.P.), is incorporated by
reference to Exhibit 3.03 of the Partnership's
Registration Statement on Form S-1 (File No. 333-68773)
filed with the Securities and Exchange Commission on
April 12, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Select L.P.), is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.01	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Rabar
Market Research, Inc. is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 10-K (File No. 0-
19511) for fiscal year ended December 31, 1998 filed with
the Securities and Exchange Commission on June 30, 1999.
10.02	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and EMC
Capital Management, Inc. is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 10-K (File No. 0-
19511) for fiscal year ended December 31, 1998 filed with
the Securities and Exchange Commission on June 30, 1999.
10.03	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Sunrise
Capital Management, Inc. is incorporated by reference to
Exhibit 10.03 of the Partnership's Form 10-K (File No. 0-
       19511) for fiscal year ended December 31, 1998
filed with the Securities and Exchange Commission on June
30, 1999.
10.04	Management Agreement, dated as of May 1, 2001, among the
Partnership, Demeter, and Northfield Trading L.P., is incorporated by reference to Exhibit 10.01 of the
Partnership's Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on April 25, 2001.
10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 28, 2004, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 4,
2004.
10.10	Amended and Restated Escrow Agreement, among the
Partnership, Morgan Stanley Spectrum Strategic L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Technical L.P., Morgan Stanley Spectrum
Currency L.P., Morgan Stanley Spectrum Commodity L.P.,
Morgan Stanley DW, and The Chase Manhattan Bank, as
escrow agent, dated March 10, 2000, is incorporated by
reference to Exhibit 10.10 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90467)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.11	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
28, 2004, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 4, 2004.
10.12	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-19511) filed
with the Securities and Exchange Commission on November
1, 2001.
10.13	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.

10.14	Customer Agreement between the Partnership and MSIL,
dated as of June 6, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-19511) filed with the Securities and Exchange
Commission on November 1, 2001.
10.15	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.16	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-19511)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 15, 2004       By:/s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.