Form 10-Q
period 2005-03-31
MORGAN STANLEY SPECTRUM SELECT LP
filed 2005-05-11
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2005
		(Unaudited) and December 31, 2004	2

		Statements of Operations for the Quarters
		Ended March 31, 2005 and 2004 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2005 and 2004 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2005 and 2004 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	21-34

Item 4.	Controls and Procedures	34


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities
			and Use of Proceeds	35-36

Item 5.	Other Information	36-37

Item 6.	Exhibits	37-39


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                                                          March 31,	December 31,
                              2005                                  2004
                                  $                   	$
                                                                                                         (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	550,609,237	563,835,247

    Net unrealized gain on open contracts (MSIL) 	2,157,637	        3,053,732
    Net unrealized gain on open contracts (MS&Co.) 	    1,965,871	  12,072,891

          Total net unrealized gain on open contracts	4,123,508	   15,126,623

	Net option premiums	          ?       	    3,366,493

	     Total Trading Equity	554,732,745	582,328,363


Subscriptions receivable	13,131,926	12,736,861
Interest receivable (Morgan Stanley DW)	      973,558	        757,981

	     Total Assets	    568,838,229	    595,823,205

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	7,347,133	5,692,215
Accrued brokerage fees (Morgan Stanley DW)	3,411,509	3,468,754
Accrued management fees	   1,331,565	    1,356,111

	     Total Liabilities	   12,090,207	   10,517,080

Partners? Capital

Limited Partners (20,822,779.054 and
    20,050,871.818 Units, respectively)	550,740,233	579,155,164
General Partner (227,146.769 and
    212,951.775 Units, respectively)	     6,007,789	    6,150,961

	     Total Partners? Capital	   556,748,022	 585,306,125

	     Total Liabilities and Partners? Capital	  568,838,229  	   595,823,205
NET ASSET VALUE PER UNIT	            26.45	            28.88

	The accompanying notes are an integral part of these financial statements.



       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

	   	For the Quarters Ended March 31,


                                                                         		        2005    	    2004
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   2,424,227			      843,926

EXPENSES
	Brokerage fees (Morgan Stanley DW)		10,285,170	8,695,974
	Management fees	      	    4,009,258	  3,454,603
	Incentive fee		             ?          	  6,104,991

		   Total Expenses		   14,294,428	   18,255,568

NET INVESTMENT LOSS	  (11,870,201)	(17,411,642)

TRADING RESULTS
Trading profit (loss):
	Realized		  (26,726,458)	 	66,511,671
	Net change in unrealized		  (11,003,115)	   (6,036,871)

    Total Trading Results		   (37,729,573)	  60,474,800


NET INCOME (LOSS) 	    (49,599,774)	      43,063,158


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		             (49,076,602)	  42,606,617
	General Partner 		(523,172)           	456,541

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		               (2.43)	  2.88
	General Partner                                                   		               (2.43)	  2.88






	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2005 and 2004
	(Unaudited)




                                                                   Units of
                                                                Partnership                Limited                  General
                        Interest                   Partners                 Partner               Total
                                                           $                             $                      $
Partners? Capital,
     December 31, 2003 	                      14,565,503.079	436,666,633	4,855,851	441,522,484

Offering of Units	2,229,798.230	72,226,737	440,000	72,666,737

Net Income                                                        ?		42,606,617	456,541	43,063,158

Redemptions	     (299,855.224)	  (9,807,035)	             ?      	  (9,807,035)

Partners? Capital,
     March 31, 2004	  16,495,446.085	 541,692,952	  5,752,392	 547,445,344




Partners? Capital,
     December 31, 2004	20,263,823.593	579,155,164	6,150,961	585,306,125

Offering of Units	1,446,709.087	38,334,882	380,000	38,714,882

Net Loss                                                        ?		(49,076,602)	(523,172)	(49,599,774)

Redemptions	     (660,606.857)	  (17,673,211)	             ?      	  (17,673,211)

Partners? Capital,
     March 31, 2005	  21,049,925.823	 550,740,233	  6,007,789	 556,748,022










The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	                    For the Quarter Ended March 31,

                         2005                           2004
         $	           $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(49,599,774)	43,063,158
Noncash item included in net income (loss):
     Net change in unrealized	11,003,115	6,036,871

(Increase) decrease in operating assets:
	Net option premiums	3,366,493	801,075
     	Interest receivable (Morgan Stanley DW)	(215,577)	(75,629)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(57,245)	787,770
     	Accrued management fees	(24,546)	      270,429
	  Accrued incentive fee	                     	                       ?      	               (1,747,335)

Net cash provided by (used for) operating activities	  (35,527,534)	    49,136,339


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	38,319,817  	57,309,731
Cash paid from redemptions of Units	  (16,018,293)	  (8,584,709)

Net cash provided by financing activities	    22,301,524	  48,725,022

Net increase (decrease) in cash	(13,226,010)    	97,861,361

Balance at beginning of period	  563,835,247  	 398,595,952

Balance at end of period	  550,609,237	 496,457,313






	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Select L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of the month?s average daily Net Assets at a rate equal to a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                  Net Unrealized Gains (Losses)
                       on Open Contracts                    Longest Maturities
	Exchange-	Off-Exchange-	               Exchange-	 Off-Exchange-
Date	  Traded  	   Traded       	Total        Traded       Traded
                    $             $            $
Mar. 31, 2005	9,986,891	(5,863,383)	4,123,508	 Sep. 2006	  Jun. 2005
Dec. 31, 2004	13,504,844	     1,621,779	15,126,623	 Jun. 2006	  Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets.


Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $560,596,128 and $577,340,091 at March 31, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not
       possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss
       other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(35,305,346) and expenses totaling $14,294,428, resulting in a net loss of $49,599,774 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $28.88 at December 31, 2004 to $26.45 at March 31, 2005.

The most significant trading losses of approximately 6.8% resulted in the currency sector throughout the quarter from positions in foreign currencies versus the U.S. dollar. During January, long positions in Swiss franc and euro versus the U.S. dollar incurred losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit numbers, and speculation for higher U.S. interest rates. The U.S. dollar?s value also advanced in response to expectations that the Chinese government would announce postponement of Chinese yuan-revaluation for the foreseeable future. Additional losses were recorded during February from short positions in the Swiss franc and euro versus the U.S. dollar as the U.S. dollar weakened in response to concern for the considerable U.S. current account deficit expressed by Federal Reserve Chairman Alan Greenspan. The
       value of the U.S. dollar was further weakened during the remainder of the month by a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank would be reducing its U.S. dollar currency reserves. Long European currency positions versus the U.S. dollar also recorded losses during March after the value of the U.S. dollar reversed sharply higher benefiting from higher U.S. interest rates and consumer prices. Additional Partnership losses of approximately 1.5% were recorded in the global stock index sector, primarily during January and March, from long positions in U.S. and Pacific Rim stock index futures. During January, long U.S. index positions experienced losses after prices declined amid weak consumer confidence data, concerns about higher U.S. interest rates, and the potential for slower corporate profit growth. Additional losses were incurred from long positions in Japanese equity index futures as prices declined in the wake of lower U.S. equity markets and weaker-than-expected earnings in the Japanese technology sector. During March, long positions in U.S. and Pacific Rim stock index futures incurred losses after equity prices moved lower amid concerns for the growing U.S. trade deficit, weakness in the U.S. dollar early in the month, inflation fears, and a surge in crude oil prices. Prices continued to weaken throughout the month on higher U.S. interest rates and fears that consistently rising energy prices would negatively impact economic growth in the U.S. and Pacific Rim region.
Smaller Partnership losses of approximately 0.1% resulted in the
       metals markets from long futures positions in gold as prices declined during January amid strength in the U.S. dollar.
A portion of the Partnership?s overall losses for the quarter were offset by gains of approximately 1.1% recorded in the agricultural markets during February from long futures positions in coffee as prices increased amid news of strong demand and expectations for smaller world crops. Long positions in the soybeans complex were also profitable after prices trended higher on news of extremely cold weather in U.S. growing regions and rumors of a reduction on world output during 2005. Additional Partnership gains of approximately 0.8% were achieved in the energy markets, primarily during March, from long futures positions in crude oil and its related products as rising energy prices advanced after OPEC oil ministers announced that there were no plans to raise output and the U.S. Energy Information Administration reported that U.S. inventories of gasoline and heating oil measured significantly lower-than-expected. The weaker U.S. dollar value also triggered crude oil demand early in the month from countries such as Japan and China. Finally, prices soared at the end of the month after Goldman Sachs analysts warned oil prices could reach $105 a barrel in the future. Smaller Partnership gains of approximately 0.1% were achieved in the global interest rate sector during January and March from positions in U.S. interest rate futures. During January, long positions benefited after prices trended higher due to uncertainty in the equity markets and the release of conflicting international economic data. During March, short
       positions benefited as prices moved lower amid an increase in U.S. interest rates and speculation for further increases in the future.


For the Quarter Ended March 31, 2004
The Partnership recorded total trading results including interest income totaling $61,318,726 and expenses totaling $18,255,568, resulting in net income of $43,063,158 for the quarter ended March 31, 2004. The Partnership?s net asset value per Unit increased from $30.31 at December 31, 2003 to $33.19 at March 31, 2004.

The most significant trading gains of approximately 6.0% were achieved in the metals markets from long futures positions in base metals, such as copper, aluminum, and zinc, during January and February. Prices for these metals reacted positively to increased demand from China coupled with a weaker U.S. dollar. News of decreased market supply, along with higher global equity prices, also contributed to the rally in prices. Smaller gains were supplied from long futures positions in silver as prices benefited from continued U.S. dollar weakness in early January. During February, base metals and silver prices benefited further from increased demand triggered by a declining U.S. dollar. In the global interest rate markets, gains of approximately 2.9% were generated from long positions in European and U.S. interest rate futures during February and March. During February, global bond prices rallied after central banks, such as the European Central
       Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. During March, prices trended higher due to uncertainty in the global equity markets, disappointing U.S. economic data, and safe-haven buying following the terrorist attack in Madrid. Gains of approximately 2.9% were recorded in the agricultural sector from long futures positions in corn and soybeans. Prices for both commodities finished higher as increased exports abroad and greater demand from Asia caused prices to rally during the quarter. Within the energy sector, gains of approximately 1.1% were generated during February from long futures positions in crude oil and its related products. Low market supply, falling inventory levels, and a production-cut announcement from OPEC caused prices to increase. Smaller gains of approximately 0.7% were recorded in the global stock index markets, primarily during March, from long positions in Japanese stock index futures. Japanese equity prices increased following consistent signals of Japanese economic recovery. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 0.6% incurred in the currency markets, primarily during March. Short positions in the Japanese yen versus the U.S. dollar resulted in the largest losses within this sector as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts of intervention to weaken the yen.



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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors?
       section and significantly exceed the Value at Risk (?VaR?)
tables disclosed.

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

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2005 and 2004. At March 31, 2005 and 2004, the Partnership?s total capitalization was approximately $557 million and $547 million, respectively.

Primary Market           March 31, 2005        March 31, 2004
Risk Category	  	     Value at Risk          Value at Risk

Equity					(1.45)%	   	   	  (0.66)%

Interest Rate				(0.98)			  (2.12)

Currency		  		     (0.69)			  (0.40)

Commodity		  			(1.21)			  (1.32)

Aggregate Value at Risk		(2.65)%	    		  (2.43)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005.

Primary Market Risk Category        High      Low      Average
Equity						(2.63)%	(0.73)%	(1.45)%
Interest Rate					(2.90)	(0.64)	(1.52)
Currency						(1.94)	(0.37)	(0.92)
Commodity						(1.21)	(0.39)	(0.83)
Aggregate Value at Risk			(3.56)%	(1.44)%	(2.70)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 91% as of March 31, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity.	The primary market exposure of the Partnership at March
31, 2005 was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2005, the Partnership?s primary exposures were to the DAX (Germany), CAC 40 (France), TOPIX (Japan), S&P 500 (U.S.), and NIKKEI (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, U.S., Japanese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2005 was to the global interest rate
       sector.  Exposure was primarily spread across the U.S.,
European, Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at March 31, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large
       number of currencies, including cross-rates ? i.e.,
positions between two currencies other than the U.S. dollar. At March 31, 2005, the Partnership?s major exposures were to the Australian dollar, euro, Japanese yen, British pound, Norwegian krone, Swiss franc, and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Energy. At March 31, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

       Metals.	At March 31, 2005, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, zinc, nickel, lead, and precious metals, such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cotton and soybean markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2005 were in euros, Japanese yen, Hong Kong dollars, Australian dollars, and British pounds. The Partnership controls the non-trading risk of
       foreign currency balances by regularly converting
them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.  CONTROLS AND PROCEDURES
(a)	    As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

 (b)	    There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	    PROCEEDS
					  SEC
Registration Statement on Form S-1  Units Registered   Effective Date
 File Number

Initial Registration	60,000.000		May 17, 1991	33-39667
Supplemental Closing	10,000.000		August 23, 1991	33-42380
Additional Registration	75,000.000 	  August 31, 1993	      33-65072
Additional Registration	     60,000.000 	  October 27, 1997	 333-01918
   Pre-conversion	    205,000.000

Units sold through 10/17/97	        146,139.671
Units unsold through 10/17/97       58,860.329
  (Ultimately de-registered)

Commencing with April 30, 1998 monthly closing and with becoming a member of the Spectrum Series of funds, each previously outstanding Unit of the Partnership was converted into 100 Units, totaling 14,613,967.100 (pre-conversion).

Additional Registration	1,500,000.000	   May 11, 1998		    333-47829
Additional Registration	5,000,000.000		January 21, 1999	    333-68773
Additional Registration	4,500,000.000 	  February 28, 2000	    333-90467
Additional Registration	1,000,000.000	   April 30, 2002	         333-84656
Additional Registration	7,000,000.000	   April 28, 2003	        333-104005
Additional Registration	 23,000,000.000 	  April 28, 2004	        333-113393
   Total Units Registered	 42,000,000.000

Units sold post conversion      22,511,071.943
Units unsold through 3/31/05    19,488,928.057


Total Units sold
  through 3/31/05               37,125,039.043
  (pre and post conversion)


The managing underwriter for the Partnership is Morgan Stanley DW.
       Units are continuously sold at monthly closings at a
purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2005 was $801,790,666.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers.

At a meeting of the Board of Directors of Demeter held on March 30, 2005, the following Directors of Demeter resigned, and the Board of Directors accepted such resignations effective May 1, 2005: Ms. Louise M. Wasso-Jonikas and Messrs. Raymond A. Harris, Todd Taylor, and William D. Seugling.

At that March 30, 2005 meeting of the Board of Directors of Demeter, the Board of Directors elected two new Directors effective May 1, 2005, subject to approval by and registration
       with the National Futures Association: Ms. Shelley Hanan and Mr. Harry Handler.

Item 6.  EXHIBITS

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership?s Prospectus,
dated April 25, 2005, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, on April 29, 2005.
3.02	Certificate of Limited Partnership, dated March 19, 1991,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File
No. 333-47829) filed with the Securities and Exchange
Commission on March 12, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 6, 1999 (changing its name from
Dean Witter Spectrum Select L.P.), is incorporated by
reference to Exhibit 3.03 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-68773)
filed with the Securities and Exchange Commission on
April 12, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Select L.P.), is
incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-19511) filed with the
Securities and Exchange Commission on November 1, 2001.
10.01	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Rabar
Market Research, Inc., is incorporated by reference to
Exhibit 10.01 of the Partnership?s Form 10-K (File No. 0-
19511) for fiscal year ended December 31, 1998 filed with
the Securities and Exchange Commission on June 30, 1999.
10.02	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and EMC
Capital Management, Inc., is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 10-K (File No. 0-
19511) for fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on June 30, 1999.

10.03	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Sunrise
Capital Management, Inc., is incorporated by reference to
Exhibit 10.03 of the Partnership?s Form 10-K (File No. 0-
19511) for fiscal year ended December 31, 1998 filed with
the Securities and Exchange Commission on June 30, 1999.
10.04	Management Agreement, dated as of May 1, 2001, among the
Partnership, Demeter, and Northfield Trading L.P., is incorporated by reference to Exhibit 10.01 of the
Partnership?s Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on April 25, 2001.
10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated April 25, 2005, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on April
29, 2005.
10.10	Amended and Restated Escrow Agreement, among the
Partnership, Morgan Stanley Spectrum Strategic L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Technical L.P., Morgan Stanley Spectrum
Currency L.P., Morgan Stanley Spectrum Commodity L.P.,
Morgan Stanley DW, and The Chase Manhattan Bank as escrow
agent, dated March 10, 2000, is incorporated by reference
to Exhibit 10.10 of the Partnership?s Registration
Statement on Form S-1 (File No. 333-90467) filed with the Securities and Exchange Commission on November 2, 2001.
10.11	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s Prospectus, dated April
25, 2005, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on April 29, 2005.
10.12	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File No. 0-19511) filed
with the Securities and Exchange Commission on November
1, 2001.
10.13	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 8-K
       (File No. 0-19511) filed with the Securities and
Exchange Commission on November 1, 2001.
10.14	Customer Agreement between the Partnership and MSIL,
dated as of June 6, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No.
0?19511) filed with the Securities and Exchange
Commission on November 1, 2001.
10.15	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.16	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-19511)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 16, 2005            By:/s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.





















MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)







? 40 ?