Form 10-Q
period 2005-06-30
MORGAN STANLEY SPECTRUM SELECT LP
filed 2005-08-10
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2005
		(Unaudited) and December 31, 2004	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2005 and 2004 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2005 and 2004 (Unaudited)	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2005 and 2004 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-28

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	29-42

Item 4.	Controls and Procedures	42


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities
			and Use of Proceeds	43-44

Item 5.	Other Information	44

Item 6.	Exhibits	44-47


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                                                          June 30,	December 31,
                                                     2005                                  2004

                                              $                   	$
                                                                                                         (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	549,913,566	563,835,247

    Net unrealized gain on open contracts (MS&Co.) 	15,180,433	     12,072,891
    Net unrealized gain (loss) on open contracts (MSIL) 	      (571,901)	     3,053,732

          Total net unrealized gain on open contracts	   14,608,532	   15,126,623

	Net option premiums	     1,036,013 	    3,366,493

	     Total Trading Equity	565,558,111	582,328,363


Subscriptions receivable	5,386,589	12,736,861
Interest receivable (Morgan Stanley DW)	    1,013,444	        757,981

	     Total Assets	  571,958,144  	    595,823,205

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	9,134,896	5,692,215
Accrued brokerage fees (Morgan Stanley DW)	3,301,604	3,468,754
Accrued management fees	     1,292,300	    1,356,111

	     Total Liabilities	   13,728,800	   10,517,080

Partners? Capital

Limited Partners (20,819,172.293 and
    20,050,871.818 Units, respectively)	552,204,538	579,155,164
General Partner (227,146.769 and
    212,951.775 Units, respectively)	     6,024,806	    6,150,961

	     Total Partners? Capital	   558,229,344	 585,306,125

	     Total Liabilities and Partners? Capital	      571,958,144	   595,823,205

NET ASSET VALUE PER UNIT	              26.52	            28.88

	The accompanying notes are an integral part of these financial statements.

	       <table> MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




                                    For the Three	 Months                            For the Six
Months
  	        Ended June 30,      	                         Ended June 30,

                                        2005   	        2004    	    2005   	    2004
                                                                                     $	               $		     $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	  2,919,056		      927,101 		  5,343,283	       1,771,027

EXPENSES
	Brokerage fees (Morgan Stanley DW)	9,869,703	9,470,258	20,154,873	18,166,232
	Management fees	3,857,380      	    3,736,921	7,866,638 		   7,191,524
	Incentive fee	          ?         	          ?            	          ?         		   6,104,991

		   Total Expenses 	  13,727,083	   13,207,179	   28,021,511		   31,462,747

NET INVESTMENT LOSS 	  (10,808,027)	   (12,280,078)	   (22,678,228)		  (29,691,720)

TRADING RESULTS
Trading profit (loss):
	Realized	2,089,197 	(49,448,472)	(24,637,261)		17,063,199
	Net change in unrealized	   10,485,024	   (40,790,927) 	      (518,091)		   (46,827,798)

		  Total Trading Results                           12,574,221  		  (90,239,399)	  (25,155,352)		  (29,764,599)

NET INCOME (LOSS)                                          1,766,194		  (102,519,477)	  (47,833,580)		 (59,456,319)

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                              1,749,177		  (101,427,374)	(47,327,425)		(58,820,757)
	General Partner 	17,017	(1,092,103)	 (506,155)		(635,562)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                     	0.07
(6.05)	 (2.36) 		(3.17)
	General Partner                                                      	0.07
(6.05)	 (2.36)		(3.17)





	The accompanying notes are an integral part of these financial statements.

       <table>
MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2005 and 2004
	(Unaudited)




                                                                   Units of
                                                                Partnership                Limited                  General
                                Interest                   Partners                 Partner               Total

                                                       $                             $                      $
Partners? Capital,
     December 31, 2003	14,565,503.079	436,666,633	4,855,851	441,522,484

Offering of Units	4,357,626.566	132,261,871	1,250,000	133,511,871

Net Loss                                                        ?		(58,820,757)	(635,562)	(59,456,319)

Redemptions	     (618,945.316)	  (18,865,306)	             ?      	  (18,865,306)

Partners? Capital,
     June 30, 2004	  18,304,184.329	 491,242,441	  5,470,289	 496,712,730




Partners? Capital,
     December 31, 2004	20,263,823.593	579,155,164	6,150,961	585,306,125

Offering of Units	2,318,924.730	60,708,731	380,000	61,088,731

Net Loss                                                        ?		(47,327,425)	(506,155)	(47,833,580)

Redemptions	     (1,536,429.261)	  (40,331,932)	             ?      	  (40,331,932)

Partners? Capital,
     June 30, 2005	  21,046,319.062	 552,204,538	  6,024,806	 558,229,344











The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)






	          For the Six Months Ended June 30,

                                      2005                         2004
	              $	         $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(47,833,580)
	(59,456,319)
Noncash item included in net loss:
     Net change in unrealized	518,091	46,827,798

(Increase) decrease in operating assets:
     Net option premiums	2,330,480	       1,232,488
     Interest receivable (Morgan Stanley DW)	(255,463)	(62,228)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(167,150)	664,726
     	Accrued management fees	(63,811)	214,131
	Accrued incentive fee                        	              ?      	      (2,227,005)

Net cash used for operating activities	  (45,471,433)	   (12,806,409)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	68,439,003 	129,742,713
Cash paid from redemptions of Units	   (36,889,251)	   (18,093,027)

Net cash provided by financing activities	   31,549,752	   111,649,686

Net increase (decrease) in cash	    (13,921,681)	98,843,277

Balance at beginning of period	   563,835,247	    398,595,952

Balance at end of period	   549,913,566	   497,439,229





	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

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

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Effective July 1, 2005, the monthly brokerage fee, payable by the Parntership to Morgan Stanley DW, will be reduced to a flat-rate of 1/12 of 6.00% of the Partnership?s Net Assets as of the first day of each month (a 6.00% annual rate), from a flat-rate of 1/12 of 7.25% of the Parntership?s Net Assets as of the first day of each month (a 7.25% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.

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





       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the
Statements of Financial Condition, and their longest contract maturities were as follows:
                      Net Unrealized Gains
                       on Open Contracts                    Longest Maturities
	Exchange-	Off-Exchange-	               Exchange-	 Off-Exchange-
Date	  Traded  	   Traded       	Total        Traded       Traded
                    $             $            $
Jun 30, 2005	10,102,526	4,506,006	14,608,532	 Dec. 2006	  Sep. 2005
Dec. 31, 2004	13,504,844	     1,621,779	15,126,623	 Jun. 2006	  Mar. 2005


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


Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $560,016,092 and $577,340,091 at June 30, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co.,

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are
       difficult to discuss other than in the context of the
Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.
       Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $15,493,277 and expenses totaling $13,727,083, resulting in net income of $1,766,194 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit increased from $26.45 at March 31, 2005 to $26.52 at June 30, 2005.

The most significant trading gains of approximately 5.8% were recorded in the global interest rate markets from long positions in European interest rate futures as prices moved higher throughout the quarter amid concerns for euro-zone economic growth, speculation for reductions in European interest rates by the European Central Bank, and rejections of a proposed European constitution. Additional Partnership gains of approximately 2.3% were achieved in the currency markets during May and June from short positions in the euro and Swiss franc versus the U.S. dollar.
 During May, the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate, while the value of the euro and Swiss franc moved lower on weaker-than-expected
French economic data, the rejection of a proposed          European
Union constitution by French voters, and speculation that future European Constitutional referendums would result in similar outcomes. During June, short euro and Swiss franc positions continued to profit as European currency values declined amid market pessimism for future European integration and the release of weak European economic data. The U.S. dollar also increased against other currencies in June following the ninth consecutive quarter-point increase in U.S. interest rates. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 2.0% in the metals markets from positions in both precious and base metals. During April and May, long futures positions in base metals recorded losses as prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a stronger U.S. dollar. During June, losses were recorded from short gold positions after prices reversed higher amid technically-based buying, while long futures positions in silver experienced losses amid strength in the U.S. dollar. Additional Partnership losses of approximately 1.6% were recorded in the energy markets primarily during April from long futures positions in crude oil and its related products as prices reversed lower amid greater refinery production, slower growth in demand, and signs of weaker U.S. economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. Losses of approximately 1.4% were incurred in the agricultural markets from long futures positions in coffee, wheat, and cotton. During April, long futures positions in wheat resulted in losses as prices fell in response to favorable weather in growing regions, improved crop conditions, and reduced foreign demand. During May, losses stemmed from long futures positions in cotton as prices moved lower on supply increases and the lack of damage to crops by the touchdown of a hurricane in U.S. growing regions. During June, long futures positions in coffee experienced losses after prices fell amid news of growth in exports from coffee-producing countries. Partnership losses of approximately 0.6% stemmed from the global stock index markets primarily during April from long positions in Pacific Rim stock index futures as prices declined amid U.S. economic growth concerns and higher oil prices. Consistent weakness in global economic data, combined with weaker-than-expected U.S. Gross Domestic Product data, resulted in prices falling lower during the second half of April.

The Partnership recorded total trading results including interest income totaling $(19,812,069) and expenses totaling $28,021,511, resulting in a net loss of $47,833,580 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $28.88 at December 31, 2004 to $26.52 at June 30, 2005.

The most significant trading losses of approximately 4.6% resulted in the currency sector during the second quarter from long positions in the British pound versus the U.S. dollar as the U.S.
       dollar?s value advanced after China downplayed rumors of a move toward a flexible exchange rate during May and then rose further during June following the ninth consecutive quarter-point increase in U.S. interest rates. Losses of approximately 2.1% recorded in the global stock index markets resulted during January, March, and April from long positions in U.S. and Asian stock index futures. During January, long U.S. index positions experienced losses after prices declined amid weak consumer confidence data, concerns about higher U.S. interest rates, and the potential for slower corporate profit growth. Additional losses were incurred from long positions in Japanese equity index futures as prices declined in the wake of lower U.S. equity markets and weaker-than-expected earnings in the Japanese technology sector. During March, long positions in U.S. and Pacific Rim stock index futures incurred losses after equity prices moved lower amid concerns for the growing U.S. trade deficit, weakness in the U.S. dollar early in the month, inflation fears, and concerns that rising energy prices would negatively impact economic growth in the U.S. and Pacific Rim region. During April, long positions in Pacific Rim stock index futures finished with losses as global equity prices declined amid U.S. economic growth concerns and higher oil prices. Consistent weakness in global economic data, combined with weaker-than-expected U.S. Gross Domestic Product data, resulted in prices falling further during the second half of the month, causing additional losses from long positions. In the metals markets, the Partnership incurred losses of approximately 2.1% largely during the second quarter from positions in both precious and base metals. During April and May, long futures positions in base metals recorded losses as prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a stronger U.S. dollar. During June, losses were recorded from short gold positions after prices reversed higher amid technically-based buying, while long futures positions in silver experienced losses amid strength in the U.S. dollar. Partnership losses of approximately 0.9% were incurred in the energy markets primarily during April from long futures positions in crude oil and its related products as prices reversed lower amid greater refinery production, slower growth in demand, and signs of weaker economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. Smaller Partnership losses of approximately 0.3% were experienced in the agricultural markets from futures positions in sugar, wheat, and corn as prices traded without consistent direction throughout a majority of the year. A portion of the Partnership?s losses was offset by gains of approximately 6.0% achieved primarily during the second quarter from long positions in European interest rate futures as prices moved higher throughout the quarter amid concerns for euro-zone economic growth, speculation for reductions in European interest rates by the European Central Bank, and rejections of a proposed European Union constitution.

For the Three and Six Months Ended June 30, 2004
The Partnership recorded total trading results including interest income totaling $(89,312,298) and expenses totaling $13,207,179, resulting in a net loss of $102,519,477 for the three months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $33.19 at March 31, 2004 to $27.14 at June 30, 2004.

The most significant trading losses of approximately 6.4% were recorded in the global interest rate markets from positions in U.S. and European interest rate futures. During April, long U.S. and European interest rate futures positions incurred losses as global fixed income prices tumbled following the release of stronger-than-expected U.S. jobs data. During May, short positions in global bond futures experienced losses as prices moved higher during the latter half of the month due to uncertainty in global equity prices, weaker-than-expected economic data, stronger energy prices and geopolitical concerns. During June, short positions experienced losses as global bond prices rallied on weaker-than-expected economic reports and expectations that the U.S. Federal Reserve would not aggressively tighten U.S. interest rates as originally expected. Smaller losses stemmed from short positions in Japanese interest rate futures during June as prices increased after the Bank of Japan voted to maintain interest rates close to zero. In the currency markets, losses of approximately 3.6% resulted primarily during April from long positions in the Japanese yen and Korean won versus the U.S. dollar as the U.S. dollar?s value surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. Losses were also incurred on long South African rand positions versus the U.S. dollar as the U.S. dollar benefited from rising U.S. interest rates. Short positions in major currencies versus the U.S. dollar resulted in losses during May as the U.S. dollar?s value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, long positions in the British pound versus the U.S. dollar also incurred losses as the U.S. dollar reversed higher in response to expectations that the U.S. Federal Reserve would raise U.S. interest rates. Later in the month, the pound weakened further due to a lack of signs that the Bank of England would maintain their tightening policy. Additional Partnership losses of approximately 3.5% in the metals markets, primarily during April, stemmed from long positions in both precious and base metals. The U.S. dollar?s move higher caused losses in long silver futures positions as their prices conversely moved lower. Within the base metals markets, long positions in copper, aluminum, and zinc incurred losses as prices weakened due to the strength of the U.S. dollar and fears of reduced demand from China. Losses of approximately 2.6% in the global stock index markets resulted during May from long positions in U.S., Japanese, and European equity index futures during the first half of the month as global equity prices were negatively impacted by geopolitical concerns and expanding energy prices. Newly established short positions in those same markets experienced additional losses as prices rebounded later in May due to a slight pullback in oil prices and strong earnings from technology companies. Finally, the agricultural markets recorded losses of approximately 1.8% during the quarter from positions in coffee, the soybean complex, corn, and wheat. During June, long positions in coffee futures experienced losses as larger Brazilian crop expectations combined with mild weather forced prices to reverse lower. During April, long futures positions in wheat and corn recorded losses as prices moved lower, affected by news of lower U.S. exports and increased plantings in the U.S. Corn Belt. During May, long futures positions in the soybean complex, corn, and wheat generated losses as prices declined due to heavy speculative selling. Prices were also negatively impacted by U.S. Department of Agriculture reports which forecasted an increase in soybean supply due to a rise in planting. A portion of the Partnership?s overall losses for the second quarter was offset by gains of approximately 0.9% in the energy markets. During May, the Partnership generated gains from long futures positions in crude oil and its related products as crude oil prices surged past $41 a barrel, reaching twenty one year highs, amid fears of terrorist attacks on Saudi Arabian oil facilities, and disruptions in Iraqi oil production.
The Partnership recorded total trading results including interest income totaling $(27,993,572) and expenses totaling $31,462,747, resulting in a net loss of $59,456,319 for the six months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $30.31 at December 31, 2003 to $27.14 at June 30, 2004.


The most significant trading losses of approximately 4.2% were incurred in the currency markets. During March, short positions in the Japanese yen and Singapore dollar versus the U.S. dollar resulted in losses as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts of intervention to weaken the yen. During April, long Asian currency positions versus the U.S. dollar experienced losses as the U.S. dollar?s value surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. Short positions in most major currencies versus the U.S. dollar produced losses during May as the U.S. dollar?s value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. Additional losses of approximately 3.6% were experienced in the global interest rate markets, primarily during January and throughout the second quarter, from positions in U.S., Australian, and European interest rate futures. During January, long positions in U.S. and European interest rate futures experienced losses as prices declined following comments from the U.S. Federal Reserve concerning a shift in the Board?s interest rate policy. Short positions in Australian interest rate futures deepened sector losses as prices reversed higher during the final week of the month. During April, long U.S. and European interest rate futures positions incurred losses as prices tumbled following the release of stronger-than-expected U.S. jobs data. During May, short positions in global bond futures experienced losses as prices moved higher during the latter half of the month due to uncertainty in global equity prices, weaker-than-expected economic data, stronger energy prices, and geopolitical concerns. During June, short positions experienced losses as global bond prices rallied on weaker-than-expected economic reports and expectations that the U.S. Federal Reserve would not aggressively tighten U.S. interest rates as originally expected. Smaller losses stemmed from short positions in Japanese interest rate futures during June as prices increased sharply after the Bank of Japan voted to maintain interest rates close to zero. Additional Partnership losses of approximately 1.9% were recorded in the global stock index markets, primarily during May. Long positions in European and U.S. equity index futures were unprofitable during the first half of the month as global equity prices were negatively impacted by geopolitical concerns and expanding energy prices. Newly established short positions in those same markets experienced additional losses as prices rebounded later in May due to a slight pullback in oil prices and strong earnings from technology companies. A portion of the Partnership?s overall losses for the first six months of the year was offset by gains of approximately 2.3% in the metals markets from long futures positions in both base and precious metals during January and February. Prices for industrial metals reacted positively to increased demand from China coupled with a weaker U.S. dollar. News of decreased market supply, along with higher global equity prices, also contributed to the rally in prices. Smaller gains were supplied from long futures positions in silver as prices benefited from U.S. dollar weakness in early January. During February, base metals and silver prices benefited further from increased demand triggered by the weakening U.S. dollar. Gains of approximately 2.0% were recorded in the energy markets during February, April, and May. During February, long futures positions in crude oil and its related products benefited as prices increased amid low market supply, falling inventory levels and an output reduction announcement from OPEC. Long crude oil futures positions also profited during April as prices trended higher on fears of potential terrorist activity in Saudi Arabia and news of problems with U.S. refineries. Prices were later bolstered following a disclosure from OPEC ministers regarding their intentions to discuss higher price targets at their meeting in June. During May, long futures positions in crude oil and its related products returned additional gains as crude oil prices
       surged past $41 a barrel, reaching twenty one year highs, amid fears of terrorist attacks on Saudi Arabian oil facilities, and disruptions in Iraqi oil production. Finally, gains of approximately 1.0% were supplied by the agricultural markets, primarily during the first quarter. During the first quarter, long futures positions in corn and soybeans profited as prices finished higher amid increased demand from Asia. During February, long futures positions in soybeans and its related products benefited amid heightened demand from Asia triggered by lower harvest results. Corn prices edged higher during the month as it followed soybean prices. Thus, long futures positions in corn during February provided additional profits in this sector. Long futures positions in both corn and the soybean complex achieved gains during March as prices for both commodities strengthened in response to news of increased export demand.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the
       value of a trading portfolio.  The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over the time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2005 and 2004. At June 30, 2005 and 2004, the Partnership?s total capitalization was approximately $558 million and $497 million, respectively.

Primary Market           June 30, 2005        June 30, 2004
Risk Category	  	     Value at Risk        Value at Risk

Equity					(2.51)%	   	   	(0.99)%

Interest Rate	  			(2.49)  	      	(0.64)

Currency		  		   	(1.94)  	      	(0.37)

Commodity		  			(0.71)   	      	(0.39)

Aggregate Value at Risk		(3.18)%		    	(1.44)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the
       Partnership?s open positions across all the market
categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005.

Primary Market Risk Category        High      Low      Average
Equity						(2.63)%	(0.73)%	(1.83)%
Interest Rate					(2.90)	(0.98)	(1.98)
Currency						(1.94)	(0.67)	(1.31)
Commodity						(1.21)	(0.58)	(0.92)
Aggregate Value at Risk			(3.56)%	(2.65)%	(3.13)%


Limitations on Value at Risk as an Assessment of Market Risk
       VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

       The VaR tables provided present the results of the
Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 89% as of June 30, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage,
       optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net
Assets.

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

       The following were the primary trading risk exposures of the Partnership at June 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity.	The primary market exposure of the Partnership at June
30, 2005 was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2005, the Partnership?s primary exposures were to the DAX (Germany), CAC 40 (France), IBEX 35 (Spain), HANG SENG (China), and FTSE 100 (Britain) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, U.S., Asian, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at June 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At June 30, 2005, the Partnership?s major exposures were to the euro, Japanese yen, British pound, Swiss franc, Canadian dollar, and Australian dollar currency crosses, as well as to outright U.S.
       dollar positions.  Outright positions consist of the U.S.
dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.
Commodity.
Energy. At June 30, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.
Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	At June 30, 2005, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, nickel, zinc, lead, and precious metals, such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
       The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At June 30, 2005, the
Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, soybeans, and sugar markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2005 were in euros, Japanese yen, Hong Kong dollars, Australian dollars, British pounds, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
       The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors in a multi-advisor Partnership, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

 (b)	    There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

Additional Registration	1,500,000.000	   May 11, 1998		    333-47829
Additional Registration	5,000,000.000		January 21, 1999	    333-68773
Additional Registration	4,500,000.000 	  February 28, 2000	    333-90467
Additional Registration	1,000,000.000	   April 30, 2002	         333-84656
Additional Registration	7,000,000.000	   April 28, 2003	        333-104005
Additional Registration	 23,000,000.000 	  April 28, 2004	        333-113393
   Total Units Registered	 42,000,000.000

Units sold post conversion      23,383,287.586
Units unsold through 6/30/05    18,616,712.414


Total Units sold
  through 6/30/05               37,997,254.686
  (pre and post conversion)


The managing underwriter for the Partnership is Morgan Stanley
DW.
       Units are continuously sold at monthly closings at a
purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2005 was $824,164,515.

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

Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Harry Handler and Ms. Shelley Hanan were approved as Directors of Demeter by the National Futures Association as of May 12, 2005 and June 30, 2005, respectively.

Item 6.  EXHIBITS

3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, is incorporated by reference to Exhibit A of the Partnership?s Prospectus, dated April 25,
2005, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, on April 29, 2005.

3.02	Certificate of Limited Partnership, dated March 19, 1991,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File No. 333-47829) filed with the Securities and Exchange
Commission on March 12, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 6, 1999 (changing its name from
Dean Witter Spectrum Select L.P.), is incorporated by
reference to Exhibit 3.03 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-68773)
filed with the Securities and Exchange Commission on April
12, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Select L.P.), is incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.01	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Rabar
Market Research, Inc., is incorporated by reference to
Exhibit 10.01 of the Partnership?s Form 10-K (File No. 0-
19511) for fiscal year ended December 31, 1998 filed with
the Securities and Exchange Commission on June 30, 1999.
10.02	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and EMC
Capital Management, Inc., is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 10-K (File No. 0-
19511) for fiscal year ended December 31, 1998 filed with
the Securities and Exchange Commission on June 30, 1999.
10.03	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Sunrise
Capital Management, Inc., is incorporated by reference to
Exhibit 10.03 of the Partnership?s Form 10-K (File No. 0-
19511) for fiscal year ended December 31, 1998 filed with
the Securities and Exchange Commission on June 30, 1999.
10.04	Management Agreement, dated as of January 1, 2004, among
the Partnership, Demeter, and Graham Capital Management,
L.P., is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on February 24, 2004.

10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated April 25, 2005, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933 on April 29,
2005.
10.10	Amended and Restated Escrow Agreement, among the
Partnership, Morgan Stanley Spectrum Strategic L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Technical L.P., Morgan Stanley Spectrum
Currency L.P., Morgan Stanley Spectrum Commodity L.P.,
Morgan Stanley DW, and The Chase Manhattan Bank as escrow
agent, dated March 10, 2000, is incorporated by reference
to Exhibit 10.10 of the Partnership?s Registration
Statement on Form S-1 (File No. 333-90467) filed with the
Securities and Exchange Commission on November 2, 2001.
10.11	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s Prospectus, dated April 25,
2005, filed with the Securities and Exchange Commission
pursuant to Rule 424(b)(3) under the Securities Act of
1933 on April 29, 2005.
10.12	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October 16,
2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-19511) filed with the
Securities and Exchange Commission on November 1, 2001.
10.12(a)	Amendment No. 1 to the Amended and Restated Customer
Agreement between the Partnership and Morgan Stanley DW
Inc., dated July 1, 2005, is filed herewith.
10.13	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-19511) filed with the Securities and Exchange
Commission on November 1, 2001.
10.14	Customer Agreement between the Partnership and MSIL, dated
as of June 6, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No.
0?19511) filed with the Securities and Exchange Commission on November 1, 2001.

10.15	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of April 30, 2000, is
incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-19511) filed with the
Securities and Exchange Commission on November 1, 2001.
10.16	Management Agreement, dated as of May 1, 2001, among the
Partnership, Demeter, and Northfield Trading L.P., is
incorporated by reference to Exhibit 10.01 of the
Partnership?s Form 8-K (File No. 0-19511) filed with the
Securities and Exchange Commission on April 25, 2001.
10.17	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit 10.03
of the Partnership?s Form 8-K (File No. 0-19511) filed
with the Securities and Exchange Commission on November 1,
2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 15, 2005         By:/s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.