Form 10-Q
period 2005-09-30
MORGAN STANLEY SPECTRUM SELECT LP
filed 2005-11-14
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Yes            No    X

Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes ___  No  X


       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2005
		(Unaudited) and December 31, 2004	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2005 and 2004 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2005 and 2004
		(Unaudited)	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2005 and 2004 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-32

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	33-46

Item 4.	Controls and Procedures	46-47


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities
			and Use of Proceeds	48-49

Item 6.	Exhibits	49


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                    September 30,	December 31,
                                                   2005                                  2004

                                  $                   	$
                                                                                                         (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	539,137,544	563,835,247

    Net unrealized gain on open contracts (MS&Co.) 	20,722,463	     12,072,891
    Net unrealized gain on open contracts (MSIL) 	    1,478,763	     3,053,732

          Total net unrealized gain on open contracts	22,201,226  	   15,126,623

	Net option premiums	          ?         	    3,366,493

	     Total Trading Equity	561,338,770	582,328,363


Subscriptions receivable	5,070,620	12,736,861
Interest receivable (Morgan Stanley DW)	      1,222,975	        757,981

	     Total Assets	      567,632,365	    595,823,205

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	11,525,792	5,692,215
Accrued brokerage fees (Morgan Stanley DW)	2,749,914	3,468,754
Accrued management fees	     1,300,743	    1,356,111

	     Total Liabilities	   15,576,449	   10,517,080

Partners? Capital

Limited Partners (20,301,105.499 and
    20,050,871.818 Units, respectively)	545,947,373	579,155,164
General Partner (227,146.769 and
    212,951.775 Units, respectively)	     6,108,543	    6,150,961

	     Total Partners? Capital	  552,055,916	 585,306,125

	     Total Liabilities and Partners? Capital	     567,632,365	   595,823,205

NET ASSET VALUE PER UNIT	             26.89	            28.88

	The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




            For the Three	 Months                            For the Nine Months
  	           Ended September 30,      	         Ended September 30,

                       2005   	        2004    	    2005   	    2004
                                                                                     $	               $		     $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	  3,558,470		    1,263,304 	             8,901,753	       3,034,331

EXPENSES
	Brokerage fees (Morgan Stanley DW)	8,306,348	8,911,489	28,461,221	27,077,721
	Management fees	3,930,740      	    3,502,040	11,797,378 		   10,693,564
	Incentive fee	         ?         	          ?            	          ?         		   6,104,991

		   Total Expenses 	  12,237,088	   12,413,529	  40,258,599		   43,876,276

NET INVESTMENT LOSS 	   (8,678,618)	  (11,150,225)	  (31,356,846)		  (40,841,945)

TRADING RESULTS
Trading profit (loss):
	Realized	8,722,211 	(45,220,087)	(15,915,050)		(28,156,888)
	Net change in unrealized	   7,592,694	   26,214,230 	    7,074,603	           (20,613,568)
			16,314,905	(19,005,857)	(8,840,447)		(48,770,456)
Proceeds from Litigation Settlement	          ?        	           45,665	           ?        		          45,665

		  Total Trading Results                           16,314,905		  (18,960,192)	   (8,840,447)		  (48,724,791)

NET INCOME (LOSS)                                          7,636,287	 	  (30,110,417)	  (40,197,293)		 (89,566,736)

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                              7,552,550		    (29,782,362)	(39,774,875)		(88,603,119)
	General Partner 	83,737	(328,055)	 (422,418)		(963,617)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                     	 0.37                       (1.63)	(1.99) 		(4.80)
	General Partner                                                       0.37                       (1.63)	(1.99)		(4.80)



	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2005 and 2004
	(Unaudited)




                                           Units of
                                       Partnership                Limited                  General
                                  Interest                   Partners                 Partner               Total
     $                                    $                             $                      $
Partners? Capital,
     December 31, 2003	14,565,503.079	436,666,633	4,855,851	441,522,484

Offering of Units	5,830,917.873	169,955,168	1,540,000	171,495,168

Net Loss                                                         ?		(88,603,119)	(963,617)	(89,566,736)

Redemptions	   (1,037,415.057)	  (29,617,732)	             ?      	  (29,617,732)

Partners? Capital,
     September 30, 2004	  19,359,005.895	 488,400,950	  5,432,234	 493,833,184




Partners? Capital,
     December 31, 2004	20,263,823.593	579,155,164	6,150,961	585,306,125

Offering of Units	2,972,289.415	 78,072,791	380,000	78,452,791

Net Loss                                                         ?		(39,774,875)	(422,418)	(40,197,293)

Redemptions	   (2,707,860.740)	  (71,505,707)	             ?      	  (71,505,707)

Partners? Capital,
     September 30, 2005	  20,528,252.268	 545,947,373	  6,108,543	 552,055,916











The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)






	          For the Nine Months Ended September 30,

                         2005                         2004
	              $	         $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(40,197,293)
	(89,566,736)
Noncash item included in net loss:
     Net change in unrealized	(7,074,603)	20,613,568

(Increase) decrease in operating assets:
     Net option premiums	3,366,493	       1,232,488
     Interest receivable (Morgan Stanley DW)	(464,994)	(213,759)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(718,840)	535,501
     	Accrued management fees	(55,368)	159,757
	Accrued incentive fee                        	              ?       	       (2,227,005)

Net cash used for operating activities	  (45,144,605)  	   (69,466,186)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	86,119,032 	173,049,171
Cash paid from redemptions of Units	   (65,672,130)	    (28,090,898)

Net cash provided by financing activities	    20,446,902	   144,958,273

Net increase (decrease) in cash	(24,697,703)    	75,492,087

Balance at beginning of period	    563,835,247	    398,595,952

Balance at end of period	   539,137,544	   474,088,039





	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2005

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

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Effective July 1, 2005, the monthly brokerage fee, payable by the Partnership to Morgan Stanley DW, was reduced to a flat-rate of 1/12 of 6.00% of the Partnership?s Net Assets as of the first day of each month (a 6.00% annual rate), from a flat-rate of 1/12 of 7.25% of the Partnership?s Net Assets as of the first day of each month (a 7.25% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the
Statements of Financial Condition, and their longest contract maturities were as follows:
                      Net Unrealized Gains
                       on Open Contracts                    Longest Maturities
	Exchange-	Off-Exchange-	               Exchange-	 Off-Exchange-
Date	  Traded  	   Traded       	Total        Traded       Traded
                    $             $            $
Sep. 30, 2005	18,375,999	3,825,227	22,201,226	 Mar. 2007	  Dec. 2005
Dec. 31, 2004	13,504,844	     1,621,779	15,126,623	 Jun. 2006	  Mar. 2005


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


Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $557,513,543 and $577,340,091 at September 30, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co.,

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?.
Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no        trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitute the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.
       Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $19,873,375 and expenses totaling $12,237,088, resulting in net income of $7,636,287 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit increased from $26.52 at June 30, 2005 to $26.89 at September 30, 2005.

The most significant trading gains of approximately 6.3% were achieved in the global stock indices during July and September from long positions in Pacific Rim and European stock index futures. During July, positive economic data out of the U.S. and Japan pushed global equity prices higher in the beginning of the month as a strong U.S. jobs number and better-than-expected Japanese corporate earnings supported growth estimates. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade
tensions between China, the U.S., Europe, and Japan.   Finally,
strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices
       further.  During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment, and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Gains of approximately 3.7% were recorded in the energy markets during August from long positions in crude oil and its related products and natural gas as prices climbed higher on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch new record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. In the metals markets, gains of approximately 0.8% were established during July and September from long futures positions in base and precious metals after prices strengthened amid supply tightness, fears of inflation, and increased global demand. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 5.9% in the global interest rate markets from positions in U.S., European, Australian, Asian, and Canadian interest rate futures held primarily during July and September.
       During July, long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. European fixed-income prices declined amid strength in regional equity markets, and news of terrorist attacks on the London transport network also weighed on European bond prices. During September, long positions in U.S. and European fixed-income futures incurred losses as prices weakened after it was revealed that measurements of Hurricane Katrina?s economic impact were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. European fixed-income prices also fell in response to expectations that European Central Bank representatives would leave European interest rates unchanged at their upcoming meeting, despite the fact that European Central Bank representatives had openly discussed the eventual need to hike rates due to concern for inflation risks. Long positions in Australian bonds contributed to losses as prices declined after Australia's largest ever annual jobs gain initiated speculation that the Reserve Bank of Australia would perhaps reconsider its stance on interest rates and lean towards future interest rate tightening. Additional losses stemmed from long positions in Canadian interest rate futures as prices finished lower on strength in the equity markets and after the Bank of Canada raised its key interest rate for the first time in 11 months. Losses of approximately 1.5%
       were recorded in the currency markets during August from long U.S. dollar positions against the British pound, euro, and Swiss franc, as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Smaller Partnership losses of approximately 0.5% resulted in the agricultural markets from long futures positions in cotton, corn, and the soybean complex held during July and August. During July, long futures positions in cotton incurred losses as prices moved lower earlier in the month amid news that the Bush Administration asked Congress to repeal a federal cotton subsidy in an effort to comply with a World Trade Organization ruling against the program. Prices also declined further after the U.S. Department of Agriculture reported weak demand. Long positions in corn futures also experienced losses later in the month after prices weakened in response to higher silo rates. During August, long futures positions in the soybean complex and corn incurred losses as prices reversed lower due to forecasts for supply increases spurred by moisture in parts of the U.S. growing regions.

The Partnership recorded total trading results including interest income totaling $61,306 and expenses totaling $40,258,599, resulting in a net loss of $40,197,293 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit
       decreased from $28.88 at December 31, 2004 to $26.89 at
September 30, 2005.

The most significant trading losses of approximately 6.0% were incurred in the currency markets, primarily during the first quarter and August, from positions in foreign currencies versus the U.S. dollar. During January, long positions in Swiss franc and euro versus the U.S. dollar incurred losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit numbers, and speculation for higher U.S. interest rates. The U.S. dollar?s value also advanced in response to expectations that the Chinese government would announce postponement of Chinese yuan revaluation for the foreseeable future. Additional losses were recorded during February from short positions in the Swiss franc and euro versus the U.S. dollar as the U.S. dollar weakened in response to concern for the considerable U.S. Current-Account deficit expressed by U.S. Federal Reserve Chairman Alan Greenspan. The value of the U.S. dollar was further weakened during the remainder of February by a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank would be reducing its U.S. dollar currency reserves. Long European currency positions versus the U.S. dollar also recorded losses during March after the value of the U.S. dollar reversed sharply higher benefiting from higher U.S. interest rates and consumer prices. During August, long U.S. dollar positions against the British pound, euro, and Swiss franc resulted in losses, as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders reported by the U.S. Commerce Department, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Losses of approximately 1.3% resulted in the metals markets from positions in both precious and base metals held primarily during the second quarter. During April and May, long futures positions in base metals recorded losses as prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a stronger U.S. dollar. During June, losses were recorded from short gold positions after prices reversed higher amid technically-based buying, while long futures positions in silver experienced losses amid strength in the U.S. dollar. In the agricultural markets, losses of approximately 0.8% were experienced primarily during the second quarter and July from long futures positions in corn, wheat, and cotton. During April, long futures positions in wheat resulted in losses as prices fell in response to favorable weather in growing regions, improved crop conditions, and reduced foreign demand. During May, losses stemmed from long futures positions in cotton as prices moved lower on supply increases and the lack of damage to crops by the touchdown of a hurricane in U.S. growing regions. During July, long futures positions in cotton incurred losses as prices moved lower earlier in the month amid news that the Bush Administration asked Congress to repeal a federal cotton subsidy in an effort to comply with a World Trade Organization ruling against the program. Prices also declined further after the U.S. Department of Agriculture reported weak demand. Long positions in corn futures also experienced losses later in the month after prices weakened in response to higher silo rates. Smaller Partnership losses of approximately 0.3% were experienced in the global interest rate sector primarily during the third quarter from positions in U.S., Canadian, and Australian interest rate. During July, long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. During September, long positions in U.S. fixed-income futures incurred losses as prices weakened after it was revealed that measurements of Hurricane Katrina?s economic impact were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. Long positions in Canadian interest rate futures recorded losses as prices finished lower on strength in the equity markets and as the Bank of Canada raised its key interest rate for the first time in 11 months. Additional losses stemmed from long positions in Australian bonds as prices declined after Australia's largest ever annual jobs gain initiated speculation that the Reserve Bank of Australia would perhaps reconsider its stance on interest rates and lean towards future interest rate tightening. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 4.1% recorded in the global stock index markets, primarily during the third quarter, from long positions in Pacific Rim and European stock index futures. During July, positive economic data out of the U.S. and Japan pushed global equity prices higher in the beginning of the month as a strong U.S. jobs number and better-than-expected Japanese corporate earnings supported growth estimates. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S., Europe, and Japan.
Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices further. During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch. Additional sector gains resulted from long positions in European stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Additional Partnership gains of approximately 2.8% were achieved in the energy markets primarily during August from long positions in natural gas, crude oil and its related products, as prices climbed higher on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded total trading results including interest income totaling $(17,696,888) and expenses totaling $12,413,529, resulting in a net loss of $30,110,417 for the three months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $27.14 at June 30, 2004 to $25.51 at September 30, 2004.

The most significant trading losses of approximately 4.2% were recorded in the currency markets, primarily during July and August, from positions in European currencies and the Japanese yen, both versus the U.S. dollar. During July, long positions in the Swiss franc, British pound, and euro versus the U.S. dollar resulted in losses as the U.S. dollar advanced amid upbeat market sentiment, an optimistic assessment of the U.S. economy by the U.S. Federal Reserve Chairman Alan Greenspan, and a jump in July consumer confidence data. During August, long and short positions in the euro relative to the U.S. dollar, British pound, and Japanese yen proved unprofitable as the euro experienced short-term volatility due to conflicting economic data and surging energy prices.
 Additional losses resulted from short positions in the Japanese yen versus the U.S. dollar as the U.S. dollar?s value decreased in response to concerns for the rate of U.S. economic growth sparked by the release of soft economic data. Losses of approximately 1.8% in the global stock index markets resulted throughout the quarter from both long and short positions in European, U.S., and Japanese stock index futures. During July, long positions experienced losses as prices reversed lower due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. During August, short European and U.S. positions were unprofitable as prices reversed higher in response to falling energy prices and better-than-expected U.S. economic data. During September, long European, U.S., and Japanese positions recorded losses following a decline in global equity prices caused by rising energy prices and the release of weak corporate data. Losses of approximately 0.8% were incurred in the global interest rate markets, primarily during July and September, from both long and short U.S. interest rate futures positions and short positions in Japanese interest rate futures. During July, short positions recorded losses as prices moved higher after the release of disappointing U.S. unemployment data. Additional losses were incurred from newly established long positions after prices moved lower following the U.S. Federal Reserve Chairman Alan Greenspan?s upbeat assessment of the U.S. economy. During August, short positions in Japanese interest rate futures incurred losses as prices trended higher amid a surge in oil prices, a drop in global equity prices, and a conflicted Japanese and U.S. economic picture. During September, long positions in U.S. interest rate futures resulted in losses as prices declined due to expectations for rising interest rates prompted by the release of positive U.S. economic data. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 2.2% in the energy markets from long futures positions in crude oil and its related products as crude oil prices trended higher reaching historical highs amid heavy market demand and concerns for supply. Additional gains of approximately 0.4% in the agricultural markets were recorded, primarily during July, from short futures positions in corn as prices trended lower due to ideal weather conditions in the growing region of the U.S. Midwest, reports of increased inventories by the U.S. Department of Agriculture, and weak export demand. Smaller gains of approximately 0.2% in the metals markets stemmed from long futures positions in base metals as prices moved higher during September in response to continued demand from China and reports of lower-than-expected inventories.

The Partnership recorded total trading results including interest income totaling $(45,690,460) and expenses totaling $43,876,276, resulting in a net loss of $89,566,736 for the nine months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $30.31 at December 31, 2003 to $25.51 at September 30, 2004.

The most significant trading losses of approximately 8.2% were incurred in the currency markets. During March, short positions in the Japanese yen and Singapore dollar versus the U.S. dollar resulted in losses as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts of intervention to weaken the yen. During April, long Asian currency positions versus the U.S. dollar experienced losses as the U.S. dollar?s value surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. Short positions in most major currencies versus the U.S. dollar produced losses during May as the U.S. dollar?s value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During July, long positions in the Swiss franc, British pound, and euro versus the U.S. dollar resulted in losses as the U.S. dollar advanced amid upbeat market sentiment, an optimistic assessment of the U.S. economy by the U.S. Federal Reserve Chairman Alan Greenspan, and a jump in July consumer confidence data. During August, long and short positions in the euro relative to the U.S. dollar, British pound, and Japanese yen proved unprofitable as the euro experienced short-term volatility due to conflicting economic data and surging energy prices. Additional losses resulted from short
       positions in the Japanese yen versus the U.S. dollar as the U.S. dollar?s value decreased in response to concerns for the rate of U.S. economic growth sparked by the release of soft economic data. Additional losses of approximately 4.4% were experienced in the global interest rate markets, primarily during the second and third quarter, from positions in the U.S., Australian, and Japanese interest rate futures. During January, long positions in U.S. interest rate futures experienced losses as prices declined following comments from the U.S. Federal Reserve concerning a shift in the Board?s interest rate policy. Short positions in Australian interest rate futures deepened sector losses as prices reversed higher during the final week of the month. During April, long U.S. interest rate futures positions incurred losses as prices tumbled following the release of stronger-than-expected U.S. jobs data. During May, short positions in global bond futures experienced losses as prices moved higher during the latter half of the month due to uncertainty in global equity prices, weaker-than-expected economic data, stronger energy prices, and geopolitical concerns. During June, short positions experienced losses as global bond prices rallied on weaker-than-expected economic reports and expectations that the U.S. Federal Reserve would not aggressively tighten U.S. interest rates as originally expected. Smaller losses stemmed from short positions in Japanese interest rate futures during June as prices increased sharply after the Bank of
       Japan voted to maintain interest rates close to zero.
During July, short positions in U.S. interest rate futures recorded losses as prices moved higher after the release of disappointing U.S. unemployment data. Additional losses were incurred from newly established long positions after prices moved lower following the U.S. Federal Reserve Chairman Alan Greenspan?s upbeat assessment of the U.S. economy. During August, short positions in Japanese interest rate futures prices trended higher amid a surge in oil prices, a drop in global equity prices, and a conflicted Japanese and U.S. economic picture. During September, long positions in U.S. interest rate futures resulted in losses as prices declined due to expectations for rising interest rates prompted by the release of positive U.S. economic data. Additional losses of approximately 3.6% were recorded in the global stock index markets, primarily during the second and third quarter of the year. Long positions in European and U.S. equity index futures were unprofitable during the second quarter as prices declined due to geopolitical concerns and expanding energy prices. Newly established short positions in those same markets experienced additional losses as prices rebounded later in the second quarter due to a slight pullback in oil prices and strong earnings from technology companies. During July, long positions experienced losses as prices reversed lower due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist
       attacks.  During August, short European and U.S. positions were unprofitable as prices reversed higher in response to falling energy prices and better-than-expected U.S. economic data. During September, long European and U.S. positions recorded losses following a decline in global equity prices caused by rising energy prices and the release of weak corporate data. A portion of the Partnership?s overall losses during the first nine months of the year was offset by gains of approximately 4.3% recorded in the energy markets from long futures positions in crude oil and its related products. During February, long positions benefited as prices increased amid low market supply, falling inventory levels, and an output reduction announcement from OPEC. Long positions profited during April as prices trended higher on fears of potential terrorist activity in the Middle East and news of problems with U.S. refineries.
During May, long positions recorded gains as crude oil prices surged higher, amid fears of terrorist attacks on Middle Eastern oil facilities and disruptions in Iraqi oil production. During the third quarter, long positions profited as prices trended higher reaching historical highs amid heavy market demand and concerns for supply. Additional gains of approximately 2.5% in the metals markets resulted primarily during the first quarter from long futures positions in base metals as prices moved higher in response to increased demand from China coupled with a weaker U.S. dollar. Finally, gains of approximately 1.4% achieved in
       the agricultural markets, primarily during the first
quarter, resulted from long futures positions in soybeans and its related products, and corn as prices for these commodities finished higher amid increased demand from Asia.






















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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2005 and 2004. At September 30, 2005 and 2004, the Partnership?s total capitalization was approximately $552 million and $494 million, respectively.

Primary Market        September 30, 2005    September 30, 2004
Risk Category	  	     Value at Risk        Value at Risk

Equity				   (2.21)%	   	   	(0.73)%

Currency				   (1.06)	  	      	(0.67)

Interest Rate	  		   (0.31)	  	      	(2.90)

Commodity		  		   (1.04)	   	      	(1.16)

Aggregate Value at Risk	   (2.91)%		    	(3.15)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.

Primary Market Risk Category        High      Low      Average
Equity						(2.63)%	(1.45)%	(2.20)%
Currency						(1.94)	(0.69)	(1.41)
Interest Rate					(2.49)	(0.31)	(1.33)
Commodity						(1.21)	(0.58)	(0.88)
Aggregate Value at Risk			(3.56)%	(2.65)%	(3.07)%

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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.
The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.
 VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanely DW; as of September 30, 2005, such amount is equal to approximately 90% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity.	The primary market exposure of the Partnership at
September 30, 2005 was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2005, the Partnership?s primary exposures were to the Nikkei 225 (Japan), DAX (Germany), S&P 500 (U.S.), HANG SENG (China), S&P/MIB (Italy), CAC 40 (France),
FTSE 100 (Britain), and IBEX 35 (Spain) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, U.S., Asian, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

       Currency.  The second largest market exposure of the
Partnership at September 30, 2005 was to the currency sector.
The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At September 30, 2005, the Partnership?s major exposures were to the euro, Japanese yen, British pound, Swiss franc, Canadian dollar, Australian dollar, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at September 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At September 30, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting
       from weather patterns and supply and demand factors
and will likely continue in this choppy pattern.

Metals.	At September 30, 2005, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, zinc, nickel, and lead, and precious metals, such as gold, silver, and platinum.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, corn, soybean products, and cotton markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2005:

       Foreign Currency Balances. The Partnership?s primary
foreign currency balances at September 30, 2005 were in euros, Hong Kong dollars, Australian dollars, Japanese yen, British pounds, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Additional Registration	1,500,000.000	   May 11, 1998		    333-47829
Additional Registration	5,000,000.000		January 21, 1999	    333-68773
Additional Registration	4,500,000.000 	  February 28, 2000	    333-90467
Additional Registration	1,000,000.000	   April 30, 2002	         333-84656
Additional Registration	7,000,000.000	   April 28, 2003	        333-104005
Additional Registration	 23,000,000.000 	  April 28, 2004	        333-113393
   Total Units Registered	 42,000,000.000

Units sold post conversion      24,036,652.271
Units unsold through 9/30/05    17,963,347.729


Total Units sold
  through 9/30/05               38,650,619.371
  (pre and post conversion)


The managing underwriter for the Partnership is Morgan Stanley
DW.
       Units are continuously sold at monthly closings at a
purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2005 was $841,528,575.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 6.  EXHIBITS

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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2005       By:/s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Regisrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.