Form 10-Q
period 2006-03-31
MORGAN STANLEY SPECTRUM SELECT LP
filed 2006-05-10
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended March 31, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X


       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2006



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2006
		(Unaudited) and December 31, 2005	2

		Statements of Operations for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2006 and 2005 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2006 and 2005 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	23-36

Item 4.	Controls and Procedures	37


PART II. OTHER INFORMATION

Item 1A.Risk Factors	38-40

Item 2.	Unregistered Sales of Equity Securities
			and Use of Proceeds	41-42

Item 5.	Other Information	42

Item 6.	Exhibits	42-43



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                                                         March 31,	December 31,
                                                           2006                                  2005

                                                             $                   	$
                                                                                                         (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	445,230,799	475,166,952
	Restricted cash	   75,518,212	   51,242,347

  	     Total cash	   520,749,011	  526,409,299

    Net unrealized gain on open contracts (MS&Co.) 	26,927,826	     9,019,008
    Net unrealized gain on open contracts (MSIL) 	        650,844	     9,166,796

          Total net unrealized gain on open contracts	    27,578,670  	   18,185,804

	     Total Trading Equity	548,327,681	544,595,103

Subscriptions receivable	7,634,457	4,455,213
Interest receivable (Morgan Stanley DW)	      1,616,762	      1,417,447

	     Total Assets	  557,578,900   	    550,467,763

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	10,716,225	13,439,853
Accrued brokerage fees (Morgan Stanley DW)	2,637,061	2,730,072
Accrued management fees	    1,254,213	    1,295,496

	     Total Liabilities	  14,607,499	   17,465,421

Partners? Capital

Limited Partners (18,852,892.812 and
   19,209,338.858 Units, respectively)	536,948,763	527,198,790
General Partner (211,461.769 Units)	     6,022,638	    5,803,552

	     Total Partners? Capital	   542,971,401	 533,002,342

	     Total Liabilities and Partners? Capital	      557,578,900	   550,467,763

NET ASSET VALUE PER UNIT	             28.48	            27.45


	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

	   	For the Quarters Ended March 31,


                                                                         		        2006    	    2005
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   4,384,809			    2,424,227

EXPENSES
	Brokerage fees (Morgan Stanley DW)		8,016,810	10,285,170
	Management fees	      	   3,812,789	    4,009,258

		Total Expenses		  11,829,599	   14,294,428

NET INVESTMENT LOSS	  (7,444,790)	  (11,870,201)

TRADING RESULTS
Trading profit (loss):
	Realized		  	18,024,678 	(26,726,458)
	Net change in unrealized		   9,392,866	  (11,003,115)

		Total Trading Results		   27,417,544	  (37,729,573)


NET INCOME (LOSS) 	  19,972,754 	     (49,599,774)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		             19,753,668
(49,076,602)
	General Partner                                                  		                  219,086
     (523,172)

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		       1.03          	 (2.43)
	General Partner                                                   		               1.03	 (2.43)








	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2006 and 2005
	(Unaudited)




                                                                   Units of
                                                                Partnership                Limited                  General
                   Interest                   Partners                 Partner               Total

                                                             $                             $                      $
Partners? Capital,
     December 31, 2004	20,263,823.593	579,155,164	6,150,961	585,306,125

Offering of Units	1,446,709.087	38,334,882	380,000	38,714,882

Net Loss                                                        ?		(49,076,602)	(523,172)	(49,599,774)

Redemptions	     (660,606.857)	  (17,673,211)	             ?      	  (17,673,211)

Partners? Capital,
     March 31, 2005	  21,049,925.823	 550,740,233	  6,007,789	 556,748,022




Partners? Capital,
     December 31, 2005	19,420,800.627	527,198,790	5,803,552	533,002,342

Offering of Units	689,035.900	19,337,299	?     	19,337,299

Net Income                                                        ?		 19,753,668	219,086	19,972,754

Redemptions	     (1,045,481.946)	  (29,340,994)	             ?      	  (29,340,994)

Partners? Capital,
     March 31, 2006	  19,064,354.581	 536,948,763	  6,022,638	 542,971,401












The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)






	          For the Quarters Ended March 31,

                                                  2006                         2005
	              $	         $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	19,972,754	(49,599,774)
Noncash item included in net income (loss):
     Net change in unrealized	(9,392,866)	11,003,115

(Increase) decrease in operating assets:
     Restricted cash	(24,275,865)	89,418
     Interest receivable (Morgan Stanley DW)	(199,315)	(215,577)
     Net option premiums	?     	       3,366,493

Decrease in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(93,011)	(57,245)
     	Accrued management fees	        (41,283)	          (24,546)

Net cash used for operating activities	   (14,029,586)  	   (35,438,116)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	16,158,055 	38,319,817
Cash paid for redemptions of Units	   (32,064,622)	    (16,018,293)

Net cash provided by (used for) financing activities	   (15,906,567)	   22,301,524

Net decrease in unrestricted cash	(29,936,153)    	(13,136,592)

Unrestricted cash at beginning of period	    475,166,952	    488,346,785

Unrestricted cash at end of period	   445,230,799	   475,210,193





	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)



The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Select L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statemetns of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Global Balanced L.P., Morgan Stanley Spectrum Strategic L.P., and
Morgan Stanley Spectrum Technical L.P.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?).
 Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc., Northfield Trading L.P. (?Northfield?), Rabar Market Research, Inc., Sunrise Capital Management, Inc., and Graham Capital Management, L.P. (?Graham?) (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of the month?s


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                  Net Unrealized Gains/(Losses)
                       on Open Contracts                    Longest Maturities
	Exchange-	Off-Exchange-	               Exchange-	 Off-Exchange-
Date	  Traded  	   Traded       	Total        Traded       Traded
                    $             $            $
Mar. 31, 2006	32,205,116	(4,626,446)	27,578,670	 Sep. 2007	  Jun. 2006
Dec. 31, 2005	16,351,481	     1,834,323	18,185,804	 Jun. 2007	  Mar. 2006


The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets.


Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $552,954,127 and $542,760,780 at March 31, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss
       other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Quarter Ended March 31, 2006

The Partnership recorded total trading results including interest income totaling $31,802,353 and expenses totaling $11,829,599, resulting in net income of $19,972,754 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $27.45 at December 31, 2005 to $28.48 at March 31, 2006.

The most significant trading gains of approximately 3.2% were recorded in the global interest rate futures markets, primarily during March, from short positions in U.S., European, and Japanese interest rate futures as global bond prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan will rise. Additional gains of approximately 2.8% were experienced in the metals markets during January and March from long futures positions in copper, zinc, and aluminum as prices strengthened amid news of weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were
       recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also pressured higher after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal. Within the global stock index futures markets, gains of approximatly 2.3% were experienced from long positions in European and Australian stock index futures as global equity markets trended higher during the quarter on strong corporate earnings and solid economic data. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximatly 2.8% in the currency sector from long U.S. dollar positions versus the Swiss franc, euro, and Japanese yen as the value of the U.S. dollar moved lower during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possible come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China might move to diversify some of its U.S. dollar based assets into other currencies. Further losses were experienced during February from short positions in the Japanese yen relative to the U.S. dollar as the value of the yen increased on the release of better-than-expected Japanese machinery orders data and speculation that the Bank of Japan may move to tighten monetary policy in Japan. Additional losses during February were recorded from short positions in the Swiss franc versus the U.S.
       dollar as the value of the U.S. dollar weakened amid
investor concern regarding the massive U.S. trade deficit. Currency losses were also incurred during March from long positions in the British pound relative to the U.S. dollar as the value of the pound finished lower after news that Gross Domestic Product in the United Kingdom for 2005 was weaker-than-expected.
 Smaller losses were experienced during March from short positions in the euro and the Swiss franc relative to the U.S. dollar as the value of these European currencies moved higher after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. Losses of approximatly 0.6% were experienced in the energy markets during February from long futures positions in crude oil and its related products as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in the aforementioned markets as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran.



       For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(35,305,346) and expenses totaling $14,294,428, resulting in a net loss of $49,599,774 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $28.88 at December 31, 2004 to $26.45 at March 31, 2005.

The most significant trading losses of approximately 6.8% resulted in the currency sector throughout the quarter from positions in foreign currencies versus the U.S. dollar. During January, long positions in Swiss franc and euro versus the U.S. dollar incurred losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit numbers, and speculation for higher U.S. interest rates. The U.S. dollar?s value also advanced in response to expectations that the Chinese government would announce postponement of Chinese yuan re-valuation for the foreseeable future. Additional losses were recorded during February from short positions in the Swiss franc and euro versus the U.S. dollar as the U.S. dollar weakened in response to concern for the considerable U.S. Current-Account deficit expressed by U.S. Federal Reserve Chairman Alan Greenspan.
 The value of the U.S. dollar was further weakened during the remainder of the month by a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank would be reducing its U.S. dollar currency reserves. Long European currency positions versus the U.S. dollar also recorded
       losses during March after the value of the U.S. dollar reversed sharply higher benefiting from higher U.S. interest rates and consumer prices. Additional Partnership losses of approximately 1.5% were recorded in the global stock index sector, primarily during January and March, from long positions in U.S. and Pacific Rim stock index futures. During January, long U.S. index positions experienced losses after prices declined amid weak consumer confidence data, concerns about higher U.S. interest rates, and the potential for slower corporate profit growth. Additional losses were incurred from long positions in Japanese equity index futures as prices declined in the wake of lower U.S. equity markets and weaker-than-expected earnings in the Japanese technology sector. During March, long positions in U.S. and Pacific Rim stock index futures incurred losses after equity prices moved lower amid concerns for the growing U.S. trade deficit, weakness in the U.S. dollar early in the month, inflation fears, and a surge in crude oil prices. Prices continued to weaken throughout the month on higher U.S. interest rates and fears that consistently rising energy prices would negatively impact economic growth in the U.S. and Pacific Rim region. Smaller Partnership losses of approximately 0.1% resulted in the metals markets from long futures positions in gold as prices declined during January amid strength in the U.S. dollar. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.1% recorded in the agricultural markets during February from long futures positions in coffee as prices increased amid news of strong demand and expectations for smaller world crops. Long positions in the soybeans complex were also profitable after prices trended higher on news of extremely cold weather in U.S. growing regions and rumors of a reduction on world output during 2005. Additional Partnership gains of approximately 0.8% were achieved in the energy markets, primarily during March, from long futures positions in crude oil and its related products as rising energy prices advanced after OPEC oil ministers announced that there were no plans to raise output and the U.S. Energy Information Administration reported that U.S. inventories of gasoline and heating oil measured significantly lower-than-expected. The weaker U.S. dollar value also triggered crude oil demand early in the month from countries such as Japan and China. Finally, prices soared at the end of the month after Goldman Sachs analysts warned oil prices could reach $105 a barrel in the future. Smaller Partnership gains of approximately 0.1% were achieved in the global interest rate sector during January and March from positions in U.S. interest rate futures. During January, long positions benefited after prices trended higher due to uncertainty in the equity markets and the release of conflicting international economic data. During March, short positions benefited as prices moved lower amid an increase in U.S. interest rates and speculation for further increases in the future.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2006 and 2005. At March 31, 2006 and 2005, the Partnership?s total capitalization was approximately $543 million and $557 million, respectively.

Primary Market          March 31, 2006       March 31, 2005
Risk Category	  	     Value at Risk        Value at Risk

Interest Rate			    (1.67)%  	      	(0.98)%

Equity				    (1.60)	   	   	(1.45)

Currency		  		    (0.63)  	      	(0.69)

Commodity		  		    (0.57)	      	(1.21)

Aggregate Value at Risk	    (2.96)%		    	(2.65)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006.

Primary Market Risk Category        High      Low      Average
Interest Rate					(2.49)%	(0.31)%	 (1.23)%
Equity						(2.51)	(1.60)	 (2.07)
Currency						(1.94)	(0.63)	 (1.11)
Commodity						(1.04)	(0.57)	 (0.80)
Aggregate Value at Risk			(3.18)%	(2.86)%	 (2.98)%

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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.
The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanely DW; as of March 31, 2006, such amount is equal to approximately 88% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash
       management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at March 31, 2006, was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries interest rates and Australian
       interest rates will remain the primary interest rate
exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at March 31, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary market exposures were to the S&P 500 (U.S.), DAX (Germany), Hang Seng (China), FTSE 100 (United Kingdom), Euro Stoxx 50 (Europe), NASDAQ 100 (U.S.), CAC 40 (France), S&P/MIB (Italy), NIKKEI 225 (Japan), Dow Jones (U.S.), IBEX 35 (Spain), ASX-AOI (Australia), TAIWAN (Taiwan), Canadian S&P 60 (Canada), TOPIX (Japan), and RUSSELL 2000 (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at March 31, 2006 was to the currency sector. The Partnership?s
       currency market exposure was to exchange rate
fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At March 31, 2006, the Partnership?s major exposures were to euros, Japanese yen, British pounds, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Metals.	At March 31, 2006, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, nickel, aluminum, zinc, and lead, and precious metals, such as silver, gold, and platinum.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize the trading system(s) to take positions when market
       opportunities develop, and Demeter anticipates that
the Partnership will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2006, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, live cattle, sugar, soybean oil, feeder cattle, lean hogs, orange juice, rubber, soybeans, corn, and coffee markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Energy. At March 31, 2006, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2006 were in euros, Hong Kong dollars, Japanese yen, Australian dollars, British pounds, Swiss francs, Canadian dollars, and Norwegian krone. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

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


       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
The Partnership?s trading is highly leveraged. As an example of the leverage employed by the Partnership, the average of the underlying value of the Partnership?s month-end positions for the period March 2005 through February 2006 compared to the average month-end Net Assets of the Partnership during such period was 11.6 times Net Assets.

Option trading can be more volatile than futures trading. The Partnership?s average month-end margin level for its options positions as a percent of its total average month-end margin requirements for the period March 2005 through February 2006 was 0.4%.

Trading on foreign exchanges presents greater risks to the Partnership than trading on U.S. exchanges. The average percentage of month-end margin requirements for the period March 2005 through February 2006 that relates to futures and options contracts on foreign exchanges as compared to the Partnership?s total average month-end margin requirements was 42.1%.

The unregulated nature of the forwards markets creates counterparty risks that does not exist in futures trading on exchanges. The average percentage of month-end total margin requirements for the period March 2005 through February 2006 that relates to forward contracts as compared to the Partnership?s total average month-end margin requirements was 15.7%.

The Partnership incurs substantial charges. Demeter estimates the percentage of Partnership Net Assets that must be earned each year in order for the Partnership to break even without accounting for a redemption charge to be 6.05%.

The Partnership could lose assets and have its trading disrupted if a commodity broker, any of the Trading Advisors, or others become bankrupt or if any of the Partnership?s Trading Advisors commits a trading error. The Partnership?s assets could be lost or impounded and trading suspended if a commodity broker, any of the Partnership?s Trading Advisors, an exchange or a clearinghouse becomes insolvent or involved in lengthy bankruptcy proceedings, or if any of the Partnership?s Trading Advisors commits a trading error executed on behalf of the Partnership.

Increasing the assets managed by the Trading Advisors may adversely affect performance. The assets under management for Graham have increased from approximately $3 billion on February 29, 2004 to approximately $5.1 billion on February 28, 2006.

Northfield?s use of an increased rate of leverage could affect future performance. Demeter and Northfield have agreed that Northfield will leverage the funds of the Partnership allocated to Northfield at 150% the leverage Northfield normally applies to its Diversified Program. This increased leverage could, depending on Northfield?s performance, results in increased gain or loss and trading volatility as compared to other accounts employing Northfield?s Diversified Program at standard leverage.

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

Additional Registration	1,500,000.000	   May 11, 1998		    333-47829
Additional Registration	5,000,000.000		January 21, 1999	    333-68773
Additional Registration	4,500,000.000 	  February 28, 2000	    333-90467
Additional Registration	1,000,000.000	   April 30, 2002	         333-84656
Additional Registration	7,000,000.000	   April 28, 2003	        333-104005
Additional Registration	 23,000,000.000 	  April 28, 2004	        333-113393
   Total Units Registered	 42,000,000.000

Units sold post conversion      25,235,442.904
Units unsold through 3/31/06    16,764,557.096


Total Units sold
  through 3/31/06               39,849,410.004
  (pre and post conversion)





The managing underwriter for the Partnership is Morgan Stanley
DW.
       Units are continuously sold at monthly closings at a
purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2006 was $874,739,098.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On April 11, 2006, the National Futures Association approved Mr.
Richard Gueren as a director of Demeter.

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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2006            By:/s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Regisrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.