Form 10-Q
period 2006-06-30
MORGAN STANLEY SPECTRUM SELECT LP
filed 2006-08-08
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2006



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2006
		(Unaudited) and December 31, 2005	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2006 and 2005 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2006 and 2005 (Unaudited)	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2006 and 2005 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-28

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	28-42

Item 4.	Controls and Procedures	42


PART II. OTHER INFORMATION

Item 1A.Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities
			and Use of Proceeds	43-44

Item 5.	Other Information	45

Item 6.	Exhibits	45


<page. <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                         June 30,	December 31,
                                             2006                                  2005
                                                $                   	$
                                                                                                         (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	506,436,437	475,166,952
	Restricted cash	   46,774,696	   51,242,347

  	     Total cash	  553,211,133	  526,409,299

    Net unrealized gain on open contracts (MS&Co.) 	11,626,678	     9,019,008
    Net unrealized gain on open contracts (MSIL) 	     1,043,087	     9,166,796

          Total net unrealized gain on open contracts	   12,669,765  	   18,185,804

	     Total Trading Equity	565,880,898	544,595,103

Subscriptions receivable	7,794,462	4,455,213
Interest receivable (Morgan Stanley DW)	     1,759,097	      1,417,447

	     Total Assets	  575,434,457   	    550,467,763

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	6,306,645	13,439,853
Accrued brokerage fees (Morgan Stanley DW)	2,901,506	2,730,072
Accrued management fees	     1,383,836	    1,295,496

	     Total Liabilities	   10,591,987	   17,465,421

Partners? Capital

Limited Partners (18,780,973.840 and
   19,209,338.858 Units, respectively)	558,553,514	527,198,790
General Partner (211,461.769 Units)	      6,288,956	    5,803,552

	     Total Partners? Capital	   564,842,470	 533,002,342

	     Total Liabilities and Partners? Capital	      575,434,457	   550,467,763

NET ASSET VALUE PER UNIT	              29.74	            27.45

	The accompanying notes are an integral part of these financial statements.



       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                              For the Three Months	                          For the Six Months
  	                                                                 Ended June 30,                               Ended June 30,


                                2006   	        2005    	    2006   	    2005
                                                                                      $	               $		     $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   5,360,860		    2,919,056 		    9,745,669		        5,343,283

EXPENSES
	Brokerage fees (Morgan Stanley DW)	8,540,432	9,869,703              16,557,242    	  20,154,873
	Management fees	    4,068,156      	    3,857,380	     7,880,945	   7,866,638

		   Total Expenses 	   12,608,588	   13,727,083	    24,438,187	    28,021,511

NET INVESTMENT LOSS 	    (7,247,728)	  (10,808,027)	 (14,692,518)	  (22,678,228)

TRADING RESULTS
Trading profit (loss):
	Realized	46,301,251 	2,089,197	64,325,929	(24,637,261)
	Net change in unrealized	  (14,908,905)	     10,485,024 	   (5,516,039)	         (518,091)

		   Total Trading Results	   31,392,346	   12,574,221	  58,809,890	  (25,155,352)

NET INCOME (LOSS)	  24,144,618         	    1,766,194	   44,117,372	 (47,833,580)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	23,878,300	   1,749,177	43,631,968	(47,327,425)
	General Partner 	266,318	17,017   	             	  485,404	(506,155)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                            	      1.26 	                   0.07	    2.29	 	(2.36)
	General Partner                                             	      1.26 	                   0.07	    2.29	 	(2.36)







	The accompanying notes are an integral part of these financial statements.


       <table>
MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2006 and 2005
	(Unaudited)




                                                                   Units of
                                                                Partnership                Limited                  General
                          Interest                   Partners                 Partner               Total
                                                                $                             $                      $
Partners? Capital,
     December 31, 2004	20,263,823.593	579,155,164	6,150,961	585,306,125

Offering of Units	2,318,924.730	60,708,731	380,000	61,088,731

Net Loss                                                        ?		(47,327,425)	(506,155)	(47,833,580)

Redemptions	     (1,536,429.261)	  (40,331,932)	             ?      	  (40,331,932)

Partners? Capital,
     June 30, 2005	  21,046,319.062	 552,204,538	  6,024,806	 558,229,344




Partners? Capital,
     December 31, 2005	19,420,800.627	527,198,790	5,803,552	533,002,342

Offering of Units	1,381,439.762	40,353,096	?     	40,353,096

Net Income                                                        ?		43,631,968	485,404	44,117,372

Redemptions	     (1,809,804.780)	  (52,630,340)	             ?      	  (52,630,340)

Partners? Capital,
     June 30, 2006	  18,992,435.609	 558,553,514	  6,288,956	 564,842,470










The accompanying notes are an integral part of these financial statements.


        <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)






	          For the Six Months Ended June 30,

                         2006                         2005
	              $	         $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	44,117,372	(47,833,580)
Noncash item included in net income (loss):
     Net change in unrealized	5,516,039	518,091

(Increase) decrease in operating assets:
     Restricted cash	4,467,651	10,526,262
     Interest receivable (Morgan Stanley DW)	(341,650)	(255,463)
     Net option premiums	     ?     	       2,330,480

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	171,434	(167,150)
     	Accrued management fees	          88,340	          (63,811)

Net cash provided by (used for) operating activities	   54,019,186  	   (34,945,171)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	37,013,847 	68,439,003
Cash paid for redemptions of Units	   (59,763,548)	    (36,889,251)

Net cash provided by (used for) financing activities	   (22,749,701)	   31,549,752

Net increase (decrease) in unrestricted cash	    31,269,485	(3,395,419)

Unrestricted cash at beginning of period	     475,166,952	    488,346,785

Unrestricted cash at end of period	   506,436,437	   484,951,366





	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2006

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


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                  Net Unrealized Gains/(Losses)
                       on Open Contracts                    Longest Maturities
	Exchange-	Off-Exchange-	               Exchange-	 Off-Exchange-
Date	  Traded  	   Traded       	Total        Traded       Traded
                    $             $            $
Jun. 30, 2006	14,802,465	(2,132,700)	12,669,765	 Dec. 2007	  Sep. 2006
Dec. 31, 2005	16,351,481	     1,834,323	18,185,804	 Jun. 2007	  Mar. 2006


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


Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $568,013,598 and $542,760,780 at June 30, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are
       difficult to discuss other than in the context of the
Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2006

The Partnership recorded total trading results including interest income totaling $36,753,206 and expenses totaling $12,608,588, resulting in net income of $24,144,618 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $28.48 at March 31, 2006 to $29.74 at June 30, 2006.

The most significant trading gains of approximately 5.4% were recorded in the global interest rate futures markets from short positions in U.S., European, Japanese, and Australian interest rate futures as global bond prices trended lower during April.
In the U.S., interest rate futures prices declined following the release of stronger-than-expected economic data. Similarly in Europe, rising equity prices and strong economic growth pressured European fixed-income futures prices lower. U.S fixed-income futures prices continued to move lower into May amid higher-than-forecasted manufacturing and construction data and a sixteenth consecutive interest rate hike by the U.S. Federal Reserve, while Australian fixed-income futures prices also declined on an optimistic outlook for the Australian economy as commodity prices
       climbed higher. Finally, additional gains were achieved in the global interest rate sector during June as prices for U.S. and European fixed-income futures continued to move lower on strong economic data out of the U.S. and Europe. In the metals sector, gains of approximately 3.4% were experienced during April and May from long futures positions in copper, nickel, and aluminum as prices rallied sharply on strong global industrial demand, particularly from the U.S., China, and India, and reports of decreasing inventories. Additional gains were experienced from long positions in gold and silver futures as prices reached 25-year highs, benefiting from strong demand and lagging supply. In addition, demand for precious metals increased given continued geopolitical concerns regarding Iran?s nuclear program and inflation concerns due to high energy prices. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 1.7% in the global equity index market from long positions in U.S., European, and Japanese stock index futures as prices reversed lower during May and June. The weakness in the equity markets was attributed to inflation fears and uncertainty regarding global interest rate policy. Within the Asian equity index markets, long positions incurred losses as prices suffered a heavy sell-off as investors expressed concern that a global economic slowdown will negatively affect Japan?s export-driven economy. Losses of approximately 0.8% were incurred in the agricultural complex from long positions in wheat futures as prices fell in April and June on forecasts for favorable weather
       in U.S. wheat-growing regions.  Elsewhere in the
agricultural complex, short futures positions in soybeans recorded losses as prices moved higher in April on speculative buying and increased demand. Smaller losses were recorded during June from newly established long positions as prices moved lower on forecasts for rain in the drought-suffering regions of the U.S. Additional losses of approximately 0.4% were incurred in the energy sector from short positions in natural gas futures as prices moved higher on fears of a possible supply shortage. In May, losses were also incurred from long futures positions in crude oil and its related products as prices fell during the month after supply data showed an increase in domestic gasoline and crude oil inventories. Further losses in the energy markets were recorded during June from newly established long positions in natural gas futures as prices reversed higher on reports of a supply surplus and fears of a slowing global economy. Smaller losses of approximately 0.2% were incurred in the currency markets from short positions in the Japanese yen, Australian dollar, and Swiss franc relative to the U.S. dollar as the value of the U.S. dollar weakened on news that foreign central banks, including Russia, Sweden, and several Middle Eastern central banks were diversifying their currency reserves away from the U.S. dollar. Also pressuring the value of the U.S. dollar lower were concerns over the steep U.S. trade deficit and speculation that the U.S. Federal Reserve may be near the end of its interest rate tightening campaign. In addition to the U.S. dollar
       weakening, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on the political tensions in the Middle East, which increased the demand for the safe-haven currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May.


The Partnership recorded total trading results including interest income totaling $68,555,559 and expenses totaling $24,438,187, resulting in net income of $44,117,372 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $27.45 at December 31, 2005 to $29.74 at June 30, 2006.

The most significant trading gains of approximately 8.8% were experienced in the global interest rate sector from short positions in U.S., European, and Japanese interest rate futures as global bond prices trended lower throughout a majority of the first quarter amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan will rise. U.S. fixed-income futures continued to move lower into the second quarter following the release of stronger-than-expected U.S. economic data. Similarly in Germany, rising equity prices, strong economic growth and concerns about rising oil prices pressured German fixed-income futures prices even lower in the second quarter. Additional gains of
       approximately 6.3% were recorded in the metals markets from long futures positions in copper, nickel, zinc, and aluminum as base metals prices rallied throughout the second quarter on strong global demand and reports of falling inventories. As a result, copper and nickel prices hit new-record highs during the month of May. Further gains in the metals markets were experienced from long positions in gold and silver futures as prices reached 25-year highs, benefiting from strong demand and lagging supply. Demand for gold increased given continued geopolitical concerns regarding Iran?s nuclear program and inflation concerns due to high energy prices. Smaller gains, approximately 0.6%, were experienced in the global stock index sector from long positions in European and Australian stock index futures as global equity prices trended higher during the first quarter on strong corporate earnings and solid economic data. Long positions in Hong Kong equity index futures also recorded gains as prices moved higher during April on positive performance in the technology sector and speculation that the end is near for the U.S. Federal Reserve?s interest rate tightening campaign. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 3.0% incurred in the currency market from short positions in the Japanese yen, Swiss franc, and Australian dollar. Throughout a majority of the first half of the year, the U.S. dollar moved lower on news that foreign central banks are beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the
       future of the U.S. Federal Reserve?s interest rate
tightening campaign. The Japanese yen and Swiss franc moved higher against the U.S. dollar during January and February as strong economic data out of the two regions increased speculation that the Bank of Japan and European Central Bank may raise interest rates. During April, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike in the near-future, while the Swiss franc moved higher on the political tensions in the Middle East, which increased the demand for the safe-haven currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Losses of approximately 1.0% were experienced in the energy markets from positions in crude oil, heating oil, and natural gas futures. During February, long futures positions in crude oil and its related products recorded losses as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in the aforementioned markets as prices reversed higher early in the month on supply fears. In May, losses were incurred from long futures positions in crude oil and its related products as prices fell after supply data showed an increase in domestic gasoline and crude oil inventories. Additional losses were incurred from short positions in natural gas as prices moved
       higher on fears of a possible supply shortage.  Smaller losses were experienced during June from newly established long positions in natural gas futures as prices reversed higher on reports of a supply surplus and fears of a slowing global economy. Losses of approximately 0.8% were incurred in the agricultural complex from long positions in wheat futures as prices fell in March, April, and June on forecasts for favorable weather in U.S. wheat-growing regions. Elsewhere in the agricultural complex, short futures positions in soybeans recorded losses as prices moved higher in April on speculative buying and increased demand. Losses were also recorded in soybean futures during June from newly established long positions as prices moved lower on forecasts for rain in the drought-suffering regions of the U.S. Additionally, short positions in soybean oil also recorded losses during the first quarter.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $15,493,277 and expenses totaling $13,727,083, resulting in net income of $1,766,194 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit increased from $26.45 at March 31, 2005 to $26.52 at June 30, 2005.

The most significant trading gains of approximately 5.8% were recorded in the global interest rate markets from long positions
       in European interest rate futures as prices moved higher throughout the quarter amid concerns for euro-zone economic growth, speculation for reductions in European interest rates by the European Central Bank, and rejections of a proposed European constitution. Additional Partnership gains of approximately 2.3% were achieved in the currency markets during May and June from short positions in the euro and Swiss franc versus the U.S. dollar. During May, the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate, while the value of the euro and Swiss franc moved lower on weaker-than-expected French economic data, the rejection of a proposed European Union constitution by French voters, and speculation that future European Constitutional referendums would result in similar outcomes. During June, short euro and Swiss franc positions continued to profit as European currency values declined amid market pessimism for future European integration and the release of weak European economic data. The U.S. dollar also increased against other currencies in June following the ninth consecutive quarter-point increase in U.S. interest rates. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 2.0% in the metals markets from positions in both precious and base metals. During April and May, long futures positions in base metals recorded losses as prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a stronger U.S. dollar. During June, losses were recorded from short gold positions after prices reversed higher amid technically-based buying, while long futures positions in silver experienced losses amid strength in the U.S. dollar. Additional Partnership losses of approximately 1.6% were recorded in the energy markets primarily during April from long futures positions in crude oil and its related products as prices reversed lower amid greater refinery production, slower growth in demand, and signs of weaker U.S. economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. Losses of approximately 1.4% were incurred in the agricultural markets from long futures positions in coffee, wheat, and cotton. During April, long futures positions in wheat resulted in losses as prices fell in response to favorable weather in growing regions, improved crop conditions, and reduced foreign demand. During May, losses stemmed from long futures positions in cotton as prices moved lower on supply increases and the lack of damage to crops by the touchdown of a hurricane in U.S. growing regions. During June, long futures positions in coffee experienced losses after prices fell amid news of growth in exports from coffee-producing countries. Partnership losses of approximately 0.6% stemmed from the global stock index markets primarily during April from long positions in Pacific Rim stock index futures as prices declined amid U.S. economic growth concerns and higher oil prices. Consistent weakness in global economic data, combined with weaker-than-expected U.S. Gross Domestic Product data, resulted in prices falling lower during the second half of April.
       The Partnership recorded total trading results including interest income totaling $(19,812,069) and expenses totaling $28,021,511, resulting in a net loss of $47,833,580 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $28.88 at December 31, 2004 to $26.52 at June 30, 2005.

The most significant trading losses of approximately 4.6% resulted in the currency sector during the second quarter from long positions in the British pound versus the U.S. dollar as the U.S. dollar?s value advanced after China downplayed rumors of a move toward a flexible exchange rate during May and then rose further during June following the ninth consecutive quarter-point increase in U.S. interest rates. Losses of approximately 2.1% recorded in the global stock index markets resulted during January, March, and April from long positions in U.S. and Asian stock index futures. During January, long U.S. index positions experienced losses after prices declined amid weak consumer confidence data, concerns about higher U.S. interest rates, and the potential for slower corporate profit growth. Additional losses were incurred from long positions in Japanese equity index futures as prices declined in the wake of lower U.S. equity markets and weaker-than-expected earnings in the Japanese technology sector. During March, long positions in U.S. and Pacific Rim stock index futures incurred losses after equity prices moved lower amid concerns for the growing U.S. trade deficit, weakness in the U.S. dollar early in
       the month, inflation fears, and concerns that rising energy prices would negatively impact economic growth in the U.S. and Pacific Rim region. During April, long positions in Pacific Rim stock index futures finished with losses as global equity prices declined amid U.S. economic growth concerns and higher oil prices. Consistent weakness in global economic data, combined with weaker-than-expected U.S. Gross Domestic Product data, resulted in prices falling further during the second half of the month, causing additional losses from long positions. In the metals markets, the Partnership incurred losses of approximately 2.1% largely during the second quarter from positions in both precious and base metals. During April and May, long futures positions in base metals recorded losses as prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a stronger U.S. dollar. During June, losses were recorded from short gold positions after prices reversed higher amid technically-based buying, while long futures positions in silver experienced losses amid strength in the U.S. dollar. Partnership losses of approximately 0.9% were incurred in the energy markets primarily during April from long futures positions in crude oil and its related products as prices reversed lower amid greater refinery production, slower growth in demand, and signs of weaker economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. Smaller Partnership losses of approximately 0.3% were experienced in the agricultural markets from futures positions in sugar, wheat, and
       corn as prices traded without consistent direction
throughout a majority of the year. A portion of the Partnership?s losses was offset by gains of approximately 6.0% achieved primarily during the second quarter from long positions in European interest rate futures as prices moved higher throughout the quarter amid concerns for euro-zone economic growth, speculation for reductions in European interest rates by the European Central Bank, and rejections of a proposed European Union constitution.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent
       changes in the fair value of the Partnership?s open
positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

       The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over the time period. This generates a probability
       distribution of daily ?simulated profit and loss?
outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2006 and 2005. At
       June 30, 2006 and 2005, the Partnership?s total
capitalization was approximately $565 million and $558 million, respectively.
Primary Market             June 30, 2006       June 30, 2005
Risk Category	  	       Value at Risk       Value at Risk

Interest Rate			     (1.70)%      		(2.49)%

Currency					(0.55)		   	(1.94)

Equity					(0.39)  	      	(2.51)

Commodity		  		   	(0.49)	      	(0.71)

Aggregate Value at Risk	    	(1.73)%		    	(3.18)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a
       percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006.

Primary Market Risk Category        High      Low      Average
Interest Rate					(1.70)%	(0.31)%	(1.03)%
Currency						(1.06)	(0.55)	(0.76)
Equity						(2.21)	(0.39)	(1.54)
Commodity						(1.04)	(0.49)	(0.74)
Aggregate Value at Risk			(2.96)%	(1.73)%	(2.62)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.



       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of June 30, 2006, such amount is equal to approximately 93% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.
       The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at June 30, 2006 was to the global interest rate sector. Exposure was primarily spread across European, U.S., Australian, Japanese, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its
       stock index and currency positions.  Interest rate
movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at June 30, 2006 was to the currency sector. The Partnership?s currency market exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the
       U.S. dollar.  At June 30, 2006, the Partnership?s major exposures were to euros, Japanese yen, British pounds, and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At June 30, 2006, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary market exposures were to the NASDAQ 100 (U.S.), S&P 500 (U.S.), TOPIX (Japan), NIKKEI 225 (Japan), Euro Stox 50 (Europe), FTSE 100 (United Kingdom), S&P/MIB (Italy), Hang Seng (China), and TAIWAN (Taiwan) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at June 30, 2006 was to the markets that comprise these sectors. Most of the exposure was to the cotton, lean hogs, soybean meal, cocoa, coffee, soybean oil, sugar, soybeans, feeder cattle, live cattle, orange juice, and rubber markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Energy. At June 30, 2006, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Metals.	At June 30, 2006, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, nickel, and aluminum and precious metals, such as gold and platinum. Economic forces, supply and
       demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2006 were in euros, Hong Kong dollars, Japanese yen, British pounds, Australian dollars, Norwegian krone, Swiss francs, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors in a multi-advisor Partnership, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the
       Trading Advisors daily.  In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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


       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s
Report on Form 10-Q for the quarter ended March 31, 2006.


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

Additional Registration	1,500,000.000	   May 11, 1998		    333-47829
Additional Registration	5,000,000.000		January 21, 1999	    333-68773
Additional Registration	4,500,000.000 	  February 28, 2000	    333-90467
Additional Registration	1,000,000.000	   April 30, 2002	         333-84656
Additional Registration	7,000,000.000	   April 28, 2003	        333-104005
Additional Registration	 23,000,000.000 	  April 28, 2004	        333-113393
   Total Units Registered	 42,000,000.000


Units sold post conversion      25,927,846.766
Units unsold through 6/30/06    16,072,153.234

Total Units sold
  through 6/30/06               40,541,813.866
  (pre and post conversion)





The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2006 was $895,754,895.

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

On May 11, 2006, the National Futures Association approved Mr.
Walter Davis, Mr. Michael McGrath, and Mr. Andrew Saperstein as directors of Demeter.

On July 20, 2006, the National Futures Association approved Mr.
Walter Davis as an associated person of Demeter.

Item 6.  EXHIBITS

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2006         By:/s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Regisrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of