Form 10-Q
period 2006-09-30
MORGAN STANLEY SPECTRUM SELECT LP
filed 2006-11-09
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X


       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2006



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2006
		(Unaudited) and December 31, 2005	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2006 and 2005 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2006 and 2005 (Unaudited)	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2006 and 2005 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	14-32

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	33-46

Item 4.	Controls and Procedures	47


PART II. OTHER INFORMATION

Item 1A.Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities
			and Use of Proceeds	48-49

Item 5.	Other Information	50-51

Item 6.	Exhibits	51-52


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                         September 30,	December 31,
                                2006                                  2005
                                 $                   	$
                                                                                                         (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	475,121,629	475,166,952
	Restricted cash	    51,827,813	   51,242,347

  	     Total cash	  526,949,442	  526,409,299

    Net unrealized gain on open contracts (MS&Co.) 	12,553,756	     9,019,008
    Net unrealized gain (loss) on open contracts (MSIL) 	      (127,317)	     9,166,796

          Total net unrealized gain on open contracts	   12,426,439  	   18,185,804

	     Total Trading Equity	539,375,881	544,595,103

Subscriptions receivable	5,534,540	4,455,213
Interest receivable (Morgan Stanley DW)	     1,770,632	      1,417,447

	     Total Assets	 546,681,053   	    550,467,763

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	8,102,073	13,439,853
Accrued brokerage fees (Morgan Stanley DW)	2,701,978	2,730,072
Accrued management fees	     1,287,466	    1,295,496

	     Total Liabilities	   12,091,517	   17,465,421

Partners? Capital

Limited Partners (18,776,971.878 and
   19,209,338.858 Units, respectively)	528,636,162	527,198,790
General Partner (211,461.769 Units)	     5,953,374	    5,803,552

	     Total Partners? Capital	  534,589,536	 533,002,342

	     Total Liabilities and Partners? Capital	   546,681,053   	   550,467,763

NET ASSET VALUE PER UNIT	              28.15	            27.45

	The accompanying notes are an integral part of these financial statements.



       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                                     For the Three Months	                       For the Nine Months
                                 Ended September 30,                     Ended September 30,

                              2006   	        2005    	       2006   	    2005
                                       $	               $         $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   5,482,892		    3,558,470 		    15,228,561	           8,901,753

EXPENSES
	Brokerage fees (Morgan Stanley DW)	          8,220,584	    8,306,348	   24,777,826	   28,461,221
	Management fees	          3,915,861	    3,930,740	   11,796,806	   11,797,378

		   Total Expenses 	   12,136,445	   12,237,088	   36,574,632 	    40,258,599

NET INVESTMENT LOSS 	   (6,653,553)	  (8,678,618)	  (21,346,071)	  (31,356,846)

TRADING RESULTS
Trading profit (loss):
	Realized	(23,258,682)	8,722,211	41,067,247	(15,915,050)
	Net change in unrealized	      (243,326)	      7,592,694 	   (5,759,365)	        7,074,603

		   Total Trading Results	   (23,502,008)	   16,314,905	   35,307,882	   (8,840,447)

NET INCOME (LOSS)	  (30,155,561)        	    7,636,287	   13,961,811	 (40,197,293)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(29,819,979)	   7,552,550	13,811,989	(39,774,875)
	General Partner 	(335,582)	83,737   	            	  	149,822	(422,418)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                            	      (1.59)                   0.37	    0.70 		(1.99)
	General Partner                                             	       (1.59)                   0.37	    0.70		(1.99)









	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2006 and 2005
	(Unaudited)




                                                                  Units of
                                                               Partnership                Limited                    General
                                  Interest                   Partners                   Partner               Total
                                                                       $                              $                       $
Partners? Capital,
     December 31, 2004	20,263,823.593	579,155,164	6,150,961	585,306,125

Offering of Units	2,972,289.415	 78,072,791	380,000	78,452,791

Net Loss                                                         ?		(39,774,875)	(422,418)	(40,197,293)

Redemptions	   (2,707,860.740)	  (71,505,707)	             ?      	  (71,505,707)

Partners? Capital,
     September 30, 2005	  20,528,252.268	 545,947,373	  6,108,543	 552,055,916




Partners? Capital,
     December 31, 2005	19,420,800.627	527,198,790	5,803,552	533,002,342

Offering of Units	2,084,611.535	 60,239,714	?     	60,239,714

Net Income                                                   ?		13,811,989	149,822	13,961,811

Redemptions	   (2,516,978.515)	  (72,614,331)	             ?      	  (72,614,331)

Partners? Capital,
     September 30, 2006	  18,988,433.647	 528,636,162	  5,953,374	 534,589,536











The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)






	          For the Nine Months Ended September 30,

                                                 2006                         2005
	              $	         $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	13,961,811	(40,197,293)
Noncash item included in net income (loss):
     Net change in unrealized	5,759,365	(7,074,603)

(Increase) decrease in operating assets:
     Restricted cash	(585,466)	17,777,600
     Interest receivable (Morgan Stanley DW)	          (353,185)	       (464,994)
     Net option premiums	?     	3,366,493

Decrease in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(28,094)	(718,840)
     	Accrued management fees	           (8,030)	          (55,368)

Net cash provided by (used for) operating activities	   18,746,401  	   (27,367,005)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	59,160,387	86,119,032
Cash paid for redemptions of Units	    (77,952,111)	    (65,672,130)

Net cash provided by (used for) financing activities	   (18,791,724)	     20,446,902

Net decrease in unrestricted cash	    (45,323)	(6,920,103)

Unrestricted cash at beginning of period	   475,166,952	    488,346,785

Unrestricted cash at end of period	   475,121,629	   481,426,682




	The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2006

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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc. (?EMC?), Northfield Trading L.P., Rabar Market Research, Inc. (?Rabar?), Sunrise Capital Management, Inc., and Graham Capital Management, L.P. (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

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


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                      Net Unrealized Gains
                       on Open Contracts                    Longest Maturities
	Exchange-	Off-Exchange-	               Exchange-	  Off-Exchange-
Date	  Traded  	   Traded       	Total        Traded       Traded
                    $             $            $
Sep. 30, 2006	11,609,755	816,684	12,426,439   Mar. 2008	  Dec. 2006
Dec. 31, 2005	16,351,481	     1,834,323	18,185,804   Jun. 2007	  Mar. 2006


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


Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $538,559,197 and $542,760,780 at September 30, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

agreement, which seeks to reduce both the Partnership?s and MS &
Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the FASB issued FASB Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109? (?FIN 48?). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company?s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Partnership as of January 1, 2007. The Partnership is currently evaluating the potential impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value
Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands


       MORGAN STANLEY SPECTRUM SELECT L.P..
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The Partner-ship is currently evaluating the potential impact of adopting SFAS No. 157.




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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 13 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.
       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2006

The Partnership recorded total trading results including interest income totaling $(18,019,116) and expenses totaling $12,136,445, resulting in a net loss of $30,155,561 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $29.74 at June 30, 2006 to $28.15 at September 30, 2006.

The most significant trading losses of approximately 3.6% were incurred in the global interest rate futures markets primarily during July from short positions in U.S., British, German, and Japanese fixed-income futures as prices reversed higher on significant geopolitical concerns after North Korea conducted long-range missile tests, terrorist bombings aboard commuter trains in Bombay, India, and fears of an escalating conflict in the Middle East. Prices for German fixed-income futures continued to rise in August after the ?ZEW? report showed investor confidence in Germany fell to its lowest level since June 2001. Meanwhile, British fixed-income futures prices increased on weaker-than expected industrial data. Finally, short positions in Japanese fixed-income futures incurred losses
       during August as prices were pressured higher after lower-
than-expected inflation data dampened expectations for an interest rate hike by the Bank of Japan in the near-future. Losses of approximately 0.8% were recorded in the energy markets during July and August from long futures positions in crude oil and its related products as prices moved lower after weaker-than-expected U.S. economic data led investors to believe that energy demand would be negatively affected and the U.S. Department of Labor reported an unexpected climb in domestic gasoline supplies.
 Prices were pressured further lower after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and news that the Organization of Petroleum Exporting Countries reduced its 2006 oil demand growth forecast. Within the agricultural markets, losses of approximately 0.7% were incurred primarily during July from long futures positions in wheat and soybean oil as prices decreased on forecasts of improved weather conditions across the growing regions of the U.S. Additional losses were incurred during July from long positions in cocoa futures as prices reversed lower on news from the International Cocoa Organization that global supplies were still adequate to meet demand. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.4% in the global stock index markets during July and August from long positions in Hong Kong stock index futures as prices moved higher on news that Gross Domestic Product in China surged to 10.9% in the first six months of this year. Additional gains in the
       global stock index futures markets were experienced during
September from long positions in European equity index futures as prices were supported higher on merger and acquisition activity and stronger-than-expected corporate earnings. Within the currency markets, gains of approximately 0.3% were recorded primarily during August from short positions in the Japanese yen against the U.S. dollar, British pound, and euro as the value of the Japanese yen moved lower against other foreign currencies after the Japanese Consumer Price Index for July came in lower-than-expected and was revised down for the previous months. As such, this weaker-than-expected inflation data diminished expectations of another interest rate hike by the Bank of Japan this year. Finally, smaller gains of approximately 0.2% were recorded within the metals markets from long futures positions in nickel during July and August as prices reached record highs on strong demand from China and inadequate inventories. Additionally, prices moved higher on news of a labor strike at a Canadian nickel mine.

The Partnership recorded total trading results including interest income totaling $50,536,443 and expenses totaling $36,574,632, resulting in net income of $13,961,811 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit increased from $27.45 at December 31, 2005 to $28.15 at September 30, 2006.

       The most significant trading gains of approximately 6.5%
were recorded in the metals markets primarily during the first six months of the year from long futures positions in copper, nickel, zinc, and aluminum as base metals prices rallied on strong global demand and reports of falling inventories. As a result, copper and nickel prices hit new-record highs during the month of May. Further gains in the metals markets were experienced from long positions in gold and silver futures as prices reached 25-year highs in May, benefiting from strong demand and lagging supply. Demand for precious metals increased on continued geopolitical concerns and inflation fears due to high energy prices. Additional gains of approximately 4.8% were experienced within the global interest rates sector, during March and April, from short positions in U.S., European, and Australian interest rate futures as global bond prices trended lower throughout a majority of the first quarter amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Australia would rise. U.S. fixed-income futures continued to move lower into the second quarter following the release of consistently strong U.S. economic data. Similarly in Germany, rising equity prices, strong economic growth, and concerns about rising oil prices pressured German fixed-income futures prices even lower in the second quarter. Smaller gains of approximately 1.0% were recorded within the global stock index markets from long positions in European and Australian stock index futures as
       global equity prices trended higher throughout the first quarter on strong corporate earnings and solid economic data. Long positions in Hong Kong equity index futures also recorded gains as prices moved higher during April on positive performance in the technology sector and amid speculation that the U.S. Federal Reserve could be near the end of its interest rate tightening campaign. During July, long positions in Hong Kong stock index futures experienced gains as prices moved higher on news that Gross Domestic Product in China surged to 10.9% in the first six months of this year. Gains were also experienced during September from long positions in European equity index futures as prices were supported higher on merger and acquisition activity and solid corporate earnings. A portion of the Partnership?s overall gains for the first nine months of the year was offset by losses of approximately 2.7% in the currency markets primarily during the first six months of the year from short positions in the Swiss franc and Japanese yen versus the U.S. dollar. Throughout a majority of the first half of the year, the U.S. dollar moved lower on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. The Swiss franc and Japanese yen moved higher against the U.S. dollar during January and February as strong economic data out of Switzerland and Japan increased speculation that the Swiss National Bank and Bank of Japan might
       raise interest rates.  During April, the Swiss franc moved higher on the political tensions in the Middle East, which increased the demand for the safe-haven currency, while the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike in the near-future. Short positions in the Australian dollar relative to the U.S. dollar also incurred losses as the value of the Australian dollar moved higher from May to July on an unexpected interest rate hike by the Reserve Bank of Australia. Additional losses of approximately 1.8% were incurred within the energy markets throughout the first nine months of the year from futures positions in crude oil and its related products, as well as in natural gas. During February, long futures positions in crude oil and its related products recorded losses as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions as prices reversed higher early in the month on supply fears. During May, losses were incurred from long futures positions in crude oil and its related products as prices fell after supply data showed an increase in domestic gasoline and crude oil inventories. Losses were also incurred from short positions in natural gas as prices moved higher on fears of a possible supply shortage. During June, newly established long
       positions in natural gas futures recorded losses as prices reversed lower on reports of a supply surplus and fears of a slowing global economy. During July and August, losses were experienced from long futures positions in crude oil and its related products as prices moved lower after weaker-than-expected U.S. economic data led investors to believe that energy demand would be negatively affected and the U.S. Department of Labor reported an unexpected climb in domestic gasoline supplies. Prices were pressured further lower after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and news that the Organization of Petroleum Exporting Countries reduced its 2006 oil demand growth forecast. Finally, the agricultural complex experienced losses of approximately 1.5% from positions in wheat, soybeans, and cocoa futures. Losses were incurred from long positions in wheat futures as prices fell in March, April, and June on forecasts for favorable weather in U.S. wheat-growing regions, while short futures positions in soybeans recorded losses as prices moved higher in March on speculative buying and increased demand. During the third quarter, losses were incurred primarily during July from long futures positions in wheat and soybean oil as prices decreased on forecasts of improved weather conditions across the growing regions of the U.S.

For the Three and Nine Months Ended September 30, 2005
       The Partnership recorded total trading results including interest income totaling $19,873,375 and expenses totaling $12,237,088, resulting in net income of $7,636,287 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit increased from $26.52 at June 30, 2005 to $26.89 at September 30, 2005.

The most significant trading gains of approximately 6.3% were achieved in the global stock indices during July and September from long positions in Pacific Rim and European stock index futures. During July, positive economic data out of the U.S. and Japan pushed global equity prices higher in the beginning of the month as a strong U.S. jobs number and better-than-expected Japanese corporate earnings supported growth estimates. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a re-valuation in the Chinese yuan would likely ease trade
tensions between China, the U.S., Europe, and Japan.   Finally,
strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices further. During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment, and a sustained upturn in consumer spending.
       Additional sector gains resulted from long positions in
European stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Gains of approximately 3.7% were recorded in the energy markets during August from long positions in crude oil and its related products and natural gas as prices climbed higher on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch new record highs amid concern for heavily damaged, or even possibly destroyed refineries and production facilities. In the metals markets, gains of approximately 0.8% were established during July and September from long futures positions in base and precious metals after prices strengthened amid supply tightness, fears of inflation, and increased global demand. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 5.9% in the global interest rate markets from positions in U.S., European, Australian, Asian, and Canadian interest rate futures held primarily during July and September. During July, long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. European fixed-income prices declined amid strength in regional equity markets, and news of terrorist attacks on the London transport network also weighed on European
       bond prices.  During September, long positions in U.S. and
European fixed-income futures incurred losses as prices weakened after it was revealed that measurements of Hurricane Katrina?s economic impact were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. European fixed-income prices also fell in response to expectations that European Central Bank representatives would leave European interest rates unchanged at their upcoming meeting, despite the fact that European Central Bank representatives had openly discussed the eventual need to hike rates due to concern for inflation risks. Long positions in Australian bonds contributed to losses as prices declined after Australia's largest ever annual jobs gain initiated speculation that the Reserve Bank of Australia would perhaps reconsider its stance on interest rates and lean towards future interest rate tightening. Additional losses stemmed from long positions in Canadian interest rate futures as prices finished lower on strength in the equity markets and after the Bank of Canada raised its key interest rate for the first time in 11 months. Losses of approximately 1.5% were recorded in the currency markets during August from long U.S. dollar positions against the British pound, euro, and Swiss franc, as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Smaller Partnership losses of approximately 0.5%
       resulted in the agricultural markets from long futures positions in cotton, corn, and the soybean complex held during July and August. During July, long futures positions in cotton incurred losses as prices moved lower earlier in the month amid news that the Bush Administration asked Congress to repeal a federal cotton subsidy in an effort to comply with a World Trade Organization ruling against the program. Prices also declined further after the U.S. Department of Agriculture reported weak demand. Long positions in corn futures also experienced losses later in the month after prices weakened in response to higher silo rates. During August, long futures positions in the soybean complex and corn incurred losses as prices reversed lower due to forecasts for supply increases spurred by moisture in parts of the U.S. growing regions.

The Partnership recorded total trading results including interest income totaling $61,306 and expenses totaling $40,258,599, resulting in a net loss of $40,197,293 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $28.88 at December 31, 2004 to $26.89 at September 30, 2005.

The most significant trading losses of approximately 6.0% were incurred in the currency markets, primarily during the first quarter and August, from positions in foreign currencies versus
       the U.S. dollar.  During January, long positions in Swiss franc and euro versus the U.S. dollar incurred losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit numbers, and speculation for higher U.S. interest rates. The U.S. dollar?s value also advanced in response to expectations that the Chinese government would announce postponement of Chinese yuan re-valuation for the foreseeable future. Additional losses were recorded during February from short positions in the Swiss franc and euro versus the U.S. dollar as the U.S. dollar weakened in response to concern for the considerable U.S. Current-Account deficit expressed by U.S. Federal Reserve Chairman Alan Greenspan.
 The value of the U.S. dollar was further weakened during the remainder of February by a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank would be reducing its U.S. dollar currency reserves. Long European currency positions versus the U.S. dollar also recorded losses during March after the value of the U.S. dollar reversed sharply higher benefiting from higher U.S. interest rates and consumer prices. During August, long U.S. dollar positions against the British pound, euro, and Swiss franc resulted in losses, as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders reported by the U.S. Commerce Department, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan.
       Losses of approximately 1.3% resulted in the metals markets from positions in both precious and base metals held primarily during the second quarter. During April and May, long futures positions in base metals recorded losses as prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a stronger U.S. dollar. During June, losses were recorded from short gold positions after prices reversed higher amid technically-based buying, while long futures positions in silver experienced losses amid strength in the U.S. dollar. In the agricultural markets, losses of approximately 0.8% were experienced primarily during the second quarter and July from long futures positions in corn, wheat, and cotton. During April, long futures positions in wheat resulted in losses as prices fell in response to favorable weather in growing regions, improved crop conditions, and reduced foreign demand. During May, losses stemmed from long futures positions in cotton as prices moved lower on supply increases and the lack of damage to crops by the touchdown of a hurricane in U.S. growing regions. During July, long futures positions in cotton incurred losses as prices moved lower earlier in the month amid news that the Bush Administration had asked Congress to repeal a federal cotton subsidy in an effort to comply with a World Trade Organization ruling against the program. Prices also declined further after the U.S. Department of Agriculture reported weak demand. Long positions in corn futures also experienced losses later in the month after prices weakened
       in response to higher silo rates.  Smaller Partnership losses of approximately 0.3% were experienced in the global interest rate sector primarily during the third quarter from positions in U.S., Canadian, and Australian interest rate. During July, long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. During September, long positions in U.S. fixed-income futures incurred losses as prices weakened after it was revealed that measurements of Hurricane Katrina?s economic impact were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. Long positions in Canadian interest rate futures recorded losses as prices finished lower on strength in the equity markets and as the Bank of Canada raised its key interest rate for the first time in 11 months. Additional losses stemmed from long positions in Australian bonds as prices declined after Australia's largest ever annual jobs gain initiated speculation that the Reserve Bank of Australia would perhaps reconsider its stance on interest rates and lean towards future interest rate tightening. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 4.1% recorded in the global stock index markets, primarily during the third quarter, from long positions in Pacific Rim and European stock index futures. During July, positive economic data out of the U.S. and Japan pushed global equity
       prices higher in the beginning of the month as a strong
U.S. jobs number and better-than-expected Japanese corporate earnings supported growth estimates. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a re-valuation in the Chinese yuan would likely ease trade tensions
between China, the U.S., Europe, and Japan.   Finally, strong
corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices further.
During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch. Additional sector gains resulted from long positions in European stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Additional Partnership gains of approximately 2.8% were achieved in the energy markets primarily during August from long positions in natural gas and crude oil and its related products, as prices climbed higher on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2006 and 2005. At September 30, 2006 and 2005, the Partnership?s total capitalization was approximately $535 million and $552 million, respectively.

Primary Market          September 30, 2006   September 30, 2005
Risk Category	  	       Value at Risk        Value at Risk

Equity					(1.46)%       		(2.21)%

Interest Rate				(1.46)		   	(0.31)

Currency					(0.99)  	      	(1.06)

Commodity		  		   	(0.75)	      	(1.04)

Aggregate Value at Risk	    	(1.86)%		    	(2.91)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.

Primary Market Risk Category        High      Low      Average
Equity						(1.95)%	(0.39)%	(1.35)%
Interest Rate					(1.70)	(0.45)	(1.32)
Currency						(0.99)	(0.55)	(0.75)
Commodity						(0.87)	(0.49)	(0.67)
Aggregate Value at Risk			(2.96)%	(1.73)%	(2.35)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2006, such amount is equal to approximately 92% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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


The following were the primary trading risk exposures of the Partnership at September 30, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at September 30, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary market exposures were to the DAX (Germany), S&P 500 (U.S.), Euro Stoxx 50 (Europe), Hang Seng (China), S&P/MIB (Italy), NASDAQ 100 (U.S.), IBEX 35 (Spain), CAC 40 (France), Dow Jones (U.S.), NIKKEI 225 (Japan), TAIWAN (Taiwan), FTSE 100 (United Kingdom), and TOPIX (Japan) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the
       Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at September 30, 2006 was to the global interest rate sector. Exposure was primarily spread across U.S., European, Japanese, Canadian, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates.
However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

       Currency.  The third largest market exposure of the
Partnership at September 30, 2006 was to the currency sector.
The Partnership?s currency market exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At September 30, 2006, the Partnership?s major exposures were to British pounds, Japanese yen, euros, Norwegian krone, Swiss franc, and Australian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Energy. At September 30, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.


Soft Commodities and Agriculturals. At September 30, 2006, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the soybean meal, soybeans, soybean oil, cotton, coffee, sugar, wheat, feeder cattle, live cattle, lean hogs, cocoa, and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	At September 30, 2006, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as aluminum, nickel, copper, zinc, and lead and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2006 were in Hong Kong dollars, euros, Japanese yen, Swiss francs, British pounds, Australian dollars, Canadian dollars, and Norwegian krone. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s
Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

Additional Registration	1,500,000.000	   May 11, 1998		    333-47829
Additional Registration	5,000,000.000		January 21, 1999	    333-68773
Additional Registration	4,500,000.000 	  February 28, 2000	    333-90467
Additional Registration	1,000,000.000	   April 30, 2002	         333-84656
Additional Registration	7,000,000.000	   April 28, 2003	        333-104005
Additional Registration	 23,000,000.000 	  April 28, 2004	        333-113393
   Total Units Registered	 42,000,000.000


Units sold post conversion      26,631,018.539
Units unsold through 9/30/06    15,368,981.461

Total Units sold
  through 9/30/06               41,244,985.639
  (pre and post conversion)





The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2006 was $915,641,513.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. On September 22, 2006, the following individual was elected as a Director of Demeter. Jacques Chappuis, age 37, is a Director of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received a B.A. degree in finance from Tulane University in 1991 and an MBA in finance, with honors, from the Columbia University Graduate School of Business in 1998.

On November 6, 2006, Mr. Kevin Perry resigned his position as
Chief Financial Officer of Demeter effective November 7, 2006.

On November 7, 2006, the Board of Directors of Demeter appointed Mr. Lee Horwitz as the Chief Financial Officer of Demeter. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter, and
       will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Horwitz currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.

Other. Effective November 1, 2006, the monthly management fee payable to EMC and Rabar will be reduced from 1/4 of 1% (a 3% annual rate) to 5/24 of 1% (a 2.5% annual rate). Also, effective November 1, 2006, the monthly incentive fee, payable by the Partnership to EMC and Rabar, will be increased form 15% to 17.5%

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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2006       By:/s/ Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Regisrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.