Form 10-Q
period 2007-03-31
MORGAN STANLEY SPECTRUM SELECT LP
filed 2007-05-14
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2007



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2007
		(Unaudited) and December 31, 2006	2

		Statements of Operations for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2007 and 2006 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	14-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	24-37

Item 4.	Controls and Procedures	37-38

Item 4T.	Controls and Procedures	38


PART II. OTHER INFORMATION

Item 1A.Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities
			and Use of Proceeds	39-40

Item 6.	Exhibits	40-41


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                    March 31,	December 31,
                                                     2007                                  2006
                                                      $                   	$
                                                                                                         (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	444,669,679	472,088,633
	Restricted cash	    36,454,716	   64,801,445

  	     Total cash	   481,124,395	  536,890,078

    Net unrealized gain on open contracts (MS&Co.) 	13,801,359	    11,039,855
    Net unrealized gain (loss) on open contracts (MSIL) 	       (450,804)	         921,756

          Total net unrealized gain on open contracts	   13,350,555  	   11,961,611

	     Total Trading Equity	494,474,950	548,851,689

Subscriptions receivable	4,926,569	4,725,710
Interest receivable (Morgan Stanley DW)	     1,760,959	      1,858,406

	     Total Assets	 501,162,478   	    555,435,805

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	6,762,225	 7,988,976
Accrued brokerage fees (Morgan Stanley DW)	2,596,082	2,727,852
Accrued management fees	     1,144,564	    1,196,492

	     Total Liabilities	   10,502,871	   11,913,320

Partners? Capital

Limited Partners (18,324,892.852 and
   18,501,387.237 Units, respectively)	485,324,036	537,667,844
General Partner (201,460.769 Units)	     5,335,571	     5,854,641

	     Total Partners? Capital	   490,659,607	 543,522,485

	     Total Liabilities and Partners? Capital	     501,162,478	   555,435,805

NET ASSET VALUE PER UNIT	             26.48	            29.06

	The accompanying notes are an integral part of these financial statements.



       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

	   	For the Quarters Ended March 31,


                                                                         		        2007    	    2006
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   5,264,283			    4,384,809

EXPENSES
	Brokerage fees (Morgan Stanley DW)		8,078,508	8,016,810
	Management fees	      	     3,558,181	   3,812,789

		Total Expenses		   11,636,689	  11,829,599

NET INVESTMENT LOSS	   (6,372,406)	  (7,444,790)

TRADING RESULTS
Trading profit (loss):
	Realized		  	(43,051,851)	18,024,678
	Net change in unrealized		    1,388,944	   9,392,866

		Total Trading Results		  (41,662,907)	   27,417,544


NET INCOME (LOSS) 	  (48,035,313)	  19,972,754


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		            (47,516,243)	 19,753,668
	General Partner                                                  		                 (519,070)	      219,086

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		(2.58)      	 1.03
	General Partner                                                   		            (2.58)	 1.03








	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2007 and 2006
	(Unaudited)




                                                      Units of
                                                 Partnership                Limited                  General
                      Interest                   Partners                 Partner               Total
                                                          $                             $                      $
Partners? Capital,
     December 31, 2005	19,420,800.627	527,198,790	5,803,552	533,002,342

Offering of Units	689,035.900	19,337,299	?     	19,337,299

Net Income                                                        ?		 19,753,668	219,086	19,972,754

Redemptions	     (1,045,481.946)	  (29,340,994)	             ?      	  (29,340,994)

Partners? Capital,
     March 31, 2006	  19,064,354.581	 536,948,763	  6,022,638	 542,971,401



Partners? Capital,
     December 31, 2006                       18,702,848.006	 537,667,844	  5,854,641	 543,522,485

Offering of Units	588,365.194	16,541,509	?     	16,541,509

Net Loss                                                            ?		 (47,516,243)	(519,070)	(48,035,313)

Redemptions	    (764,859.579)	  (21,369,074)	             ?      	  (21,369,074)

Partners? Capital,
     March 31, 2007	  18,526,353.621	 485,324,036	  5,335,571	 490,659,607









The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)






	          For the Quarters Ended March 31,

                2007                         2006
	              $	         $


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(48,035,313)	19,972,754
Noncash item included in net income (loss):
     Net change in unrealized	(1,388,944)	(9,392,866)

(Increase) decrease in operating assets:
     Restricted cash	28,346,729	(24,275,865)
     Interest receivable (Morgan Stanley DW)	97,447	(199,315)

Decrease in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(131,770)	(93,011)
	Accrued management fees	          (51,928)	        (41,283)

Net cash used for operating activities	   (21,163,779)	   (14,029,586)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	16,340,650	16,158,055
Cash paid for redemptions of Units	   (22,595,825)	   (32,064,622)

Net cash used for financing activities	   (6,255,175)	   (15,906,567)

Net decrease in unrestricted cash	(27,418,954)	(29,936,153)

Unrestricted cash at beginning of period	   472,088,633	   475,166,952

Unrestricted cash at end of period	   444,669,679	   445,230,799






	The accompanying notes are an integral part of these financial statements.


        MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)



The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Select L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006 Annual Report on Form 10-K.

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


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Effective April 1, 2007, Morgan Stanley DW Inc. (?Morgan Stanley DW?), which previously acted as the non-clearing broker, was merged into Morgan Stanley & Co. Incorporated (?MS&Co.?), which has assumed all of the responsibilities of Morgan Stanley DW. Upon completion of the merger, MS&Co. has become the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International Limited (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW, MS&Co., and MSIL. Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc. (?EMC?), Northfield Trading L.P., Rabar Market Research, Inc. (?Rabar?), Sunrise Capital Management, Inc. (?Sunrise?), and Graham Capital Management, L.P. (?Graham?) (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).





       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Effective February 1, 2007, subscriptions are allocated among the Trading Advisors as follows: EMC (10%), Rabar (30%), Sunrise
(30%), and Graham (30%); redemptions are allocated as follows:
Rabar (33.33%), Sunrise (33.33%), and Graham (33.33%).

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. Effective April 1, 2007, MS&Co. pays the Partnership interest income on 80% of the funds on deposit with the commodity brokers at the month-end at a rate equal to the monthly average of the 4-week U.S. Treasury bills discount rate during such month. The Partnership pays brokerage fees to MS&Co. (Morgan Stanley DW, prior to April 1, 2007). Prior to April 1, 2007, Morgan Stanley DW paid the Partnership monthly interest income on 80% of the month?s average daily Net Assets at a rate equal to a prevailing rate on U.S. Treasury bills.


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

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a
component of ?Equity in futures interests trading accounts? on the
Statements of Financial Condition, and their longest contract maturities were as follows:
                      Net Unrealized Gains
                       on Open Contracts                    Longest Maturities
	Exchange-	Off-Exchange-	               Exchange-	 Off-Exchange-
Date	  Traded  	   Traded       	Total        Traded       Traded
                    $             $            $
Mar. 31, 2007	8,513,718	4,836,837	13,350,555	 Sep. 2008	  Jun. 2007
Dec. 31, 2006	10,738,293	     1,223,318	11,961,611	 Jun. 2008	  Mar. 2007
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgn Stanley DW (through March 31, 2007), MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $489,638,113 and $547,628,371 at March 31, 2007, and December 31, 2006,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.







       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 will not impact the Partnership?s Financial Statements.

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





       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2007

The Partnership recorded total trading results including interest income totaling $(36,398,624) and expenses totaling $11,636,689, resulting in a net loss of $48,035,313 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $29.06 at December 31, 2006, to $26.48 at March 31, 2007.

The most significant trading losses of approximately 2.6% were recorded within the global stock index sector, primarily during February and early March, from long positions in U.S., Pacific Rim, and European stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. Furthermore, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. In addition, global equity prices were negatively affected by sub-prime loan delinquency concerns in the United States. Additional losses of approximately 1.9% were recorded in the currency sector, primarily during March, from long positions in the British pound versus the U.S. dollar as the value of the British pound weakened
       amid speculation that the Bank of England would not
continue to increase interest rates in the near-term. Additional losses were incurred from long positions in the New Zealand dollar versus the U.S. dollar primarily during January as the value of the U.S. dollar reversed higher against the New Zealand dollar after economic data suggested that the U.S. Federal Reserve would not cut interest rates in the near-term. During February, short positions in the Swiss franc versus the U.S. dollar incurred additional losses as the value of the Swiss franc reversed higher against the U.S. dollar due to speculation of a narrowing interest-rate differential between Switzerland and the United States. Short positions in the Canadian dollar versus the U.S. dollar recorded losses primarily during March as the value of the Canadian dollar strengthened after government reports showing job gains and rising exports prompted speculation that the Bank of Canada would refrain from cutting interest rates this year. Within the metals markets, losses of approximately 1.4% were experienced from long positions in silver and gold futures as prices moved lower during February and March on concerns that a slowing Chinese economy would reduce demand for precious metals. Similarly, losses were incurred from long positions in aluminum futures as prices fell during January and February due to a decline in global demand and on news of an overabundance in supply. Losses of approximately 1.1% were recorded in the global interest rate sector during late February and early March from short positions in U.S., Australian, and German fixed-income futures as prices moved higher in a worldwide flight-to-quality
       due to the aforementioned sell-off in the global equity markets. During March, newly established long positions in U.S. interest rate futures incurred further losses as prices declined later in the month amid reduced demand for the ?safe-haven? of fixed-income investments. In addition, U.S. interest rate futures prices declined after a stronger than expected government jobs report. Additional losses of approximately 0.8% were experienced in the agricultural markets from long positions in coffee futures as prices fell sharply in January on speculation that retail price increases imposed by large food companies during the last quarter of 2006 would curb demand in the United States. Elsewhere in the agricultural complex, losses were incurred from both short and long positions in cotton futures primarily during March as prices moved without consistent direction amid conflicting news regarding supply and demand. Meanwhile, long positions in corn and soybean futures resulted in further losses during January and March as prices dropped after the U.S. announced plans to seek additional sources for alternative fuels and the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up this year to its highest since 1944. Finally, losses of approximately 0.1% were recorded in the energy markets during March from short positions in natural gas futures as prices moved higher after the U.S. Department of Energy reported that natural gas supplies were down 15% from a year ago. Elsewhere in the energy complex, short futures positions in gasoline resulted in losses during February and March as prices moved higher after data indicated higher U.S.
       fuel consumption.  In addition, prices moved higher amid rising geopolitical concerns in the Middle East after the United Nations Security Council voted unanimously to increase sanctions against Iran. Prices also rose on news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf, adding to investor worries about the stability of the world?s oil supply in the region.

For the Quarter Ended March 31, 2006

The Partnership recorded total trading results including interest income totaling $31,802,353 and expenses totaling $11,829,599, resulting in net income of $19,972,754 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $27.45 at December 31, 2005, to $28.48 at March 31, 2006.

The most significant trading gains of approximately 3.2% were recorded in the global interest rate futures markets, primarily during March, from short positions in U.S., European, and Japanese interest rate futures as global bond prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan would rise. Additional gains of approximately 2.8% were experienced in the metals markets during January and March from long futures positions in copper, zinc, and aluminum as prices strengthened amid news of weak supplies, forecasts for
       continued buying by China, and acceleration in demand from
Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also pressured higher after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal.
 Within the global stock index futures markets, gains of approximatly 2.3% were experienced from long positions in European and Australian stock index futures as global equity markets trended higher during the quarter on strong corporate earnings and solid economic data. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximatly 2.8% in the currency sector from long U.S. dollar positions versus the Swiss franc, euro, and Japanese yen as the value of the U.S. dollar moved lower during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possible come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China might move to diversify some of its U.S. dollar based assets into other currencies. Further losses were experienced during February from short positions in the Japanese yen relative to the U.S. dollar as the value of the yen increased on the release of better than expected Japanese machinery orders data and speculation that the Bank of Japan might move to tighten monetary policy in Japan. Additional losses during February were
       recorded from short positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar weakened amid investor concern regarding the massive U.S. trade deficit. Currency losses were also incurred during March from long positions in the British pound relative to the U.S. dollar as the value of the pound finished lower after news that Gross Domestic Product in the United Kingdom for 2005 was weaker than expected. Smaller losses were experienced during March from short positions in the euro and the Swiss franc relative to the U.S. dollar as the value of these European currencies moved higher after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. Losses of approximatly 0.6% were experienced in the energy markets during February from long futures positions in crude oil and its related products as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in the aforementioned markets as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran.



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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices,
       interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.
Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model
       is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2007, and 2006. At March 31, 2007 and 2006, the Partnership?s total capitalization was approximately $491 million and $543 million, respectively.

Primary Market           March 31, 2007       March 31, 2006
Risk Category             Value at Risk        Value at Risk

Currency	            (1.53)% 	(0.63)%

Equity	(0.62)	(1.60)

Interest Rate	      (0.59)	   (1.67)

Commodity	(0.52)	(0.57)

Aggregate Value at Risk	      (1.93)%	   (2.96)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007.

Primary Market Risk Category	High	   Low	     Average
Currency	(1.53)%	(0.55)%	(1.08)%

Equity	(1.95)	(0.39)	(1.11)

Interest Rate	(1.70)	(0.59)	(1.15)

Commodity	(0.75)	(0.49)	(0.60)


Aggregate Value at Risk	(2.40)%	(1.73)%	(1.98)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2006, and for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk.
       There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of March 31, 2007, such amount is equal to approximately 92% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at March 31, 2007, was to the currency sector. The Partnership?s currency market exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At March 31, 2007, the Partnership?s major exposures were to euro, Japanese yen, Swiss franc, Norwegian krone, British pound, and Australian dollar currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The second largest market exposure of the Partnership at March 31, 2007, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partner-ship?s primary market exposures were to the DAX (Germany), TOPIX (Japan), NIKKEI 225 (Japan), TAIWAN (Taiwan), NASDAQ 100 (U.S.),
       S&P/MIB (Italy), SPI 200 (Australia), Canadian S&P 60
(Canada), S&P 500 (U.S.), and Hang Seng (China) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, Japanese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The third largest market exposure of the Partership at March 31, 2007, was to the global interest rate sector. Exposure was primarily spread across European, U.S., Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates.
However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to
       long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Metals.	 At March 31, 2007, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold and platinum and base metals, such as aluminum, nickel, copper, zinc, lead, and tin. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize their trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2007, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the soybean oil, cocoa, live cattle, sugar, soybeans, coffee, cotton, lean hogs, feeder cattle, wheat, lumber, and orange juice markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At March 31, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2007, were in Hong Kong dollars, euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Swiss francs, and Norwegian kroner. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4T.	CONTROLS AND PROCEDURES
Not applicable.



       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006.

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
Additional Registration	1,500,000.000	   May 11, 1998		    333-47829
Additional Registration	5,000,000.000		January 21, 1999	    333-68773
Additional Registration	4,500,000.000 	  February 28, 2000	    333-90467
Additional Registration	1,000,000.000	   April 30, 2002	         333-84656
Additional Registration	7,000,000.000	   April 28, 2003	        333-104005
Additional Registration	 23,000,000.000 	  April 28, 2004	        333-113393
   Total Units Registered	 42,000,000.000

Units sold post conversion      27,798,902.887
Units unsold through 3/31/07    14,201,097.113


Total Units sold
  through 3/31/07               42,412,869.987
  (pre and post conversion)










       The managing underwriter for the Partnership is MS&Co.
(Morgan Stanley DW, prior to April 1, 2007).

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2007, was $948,849,303.

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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2007            By:/s/ Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Regisrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.