Form 10-Q
period 2007-06-30
MORGAN STANLEY SPECTRUM SELECT LP
filed 2007-08-10
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number 0-19511

	MORGAN STANLEY SPECTRUM SELECT L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						     13-3619290
(State or other jurisdiction of		      	  (I.R.S. Employer
incorporation or organization)			       Identification No.)


Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY						 	         10036
(Address of principal executive offices)	  	       (Zip Code)

Registrant?s telephone number, including area code     (212) 296-1999






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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2007



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2007
		(Unaudited) and December 31, 2006	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2007 and 2006 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2007 and 2006 (Unaudited)	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2007 and 2006 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-28

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	29-42

Item 4.	Controls and Procedures	42

Item 4T.	Controls and Procedures	43


PART II. OTHER INFORMATION

Item 1A.Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities
			and Use of Proceeds	44-45

Item 6.	Exhibits	45-46


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                                                            June 30,	December 31,
                                   2007                                  2006
                                      $                   	$
                                                                                                         (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	480,220,331	472,088,633
	Restricted cash	    62,271,838	   64,801,445

  	     Total cash	   542,492,169	  536,890,078

    Net unrealized gain on open contracts (MS&Co.) 	22,777,650	    11,039,855
    Net unrealized gain (loss) on open contracts (MSIL) 	    (3,492,216)	         921,756

          Total net unrealized gain on open contracts	     19,285,434	   11,961,611

	     Total Trading Equity	561,777,603	548,851,689

Subscriptions receivable	3,435,869	4,725,710
Interest receivable (MS&Co.)	      1,654,882	      1,858,406

	     Total Assets	  566,868,354   	    555,435,805

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	7,992,624	 7,988,976
Accrued brokerage fees (MS&Co.)	2,716,107	2,727,852
Accrued management fees	      1,193,620	    1,196,492

	     Total Liabilities	    11,902,351	   11,913,320

Partners? Capital

Limited Partners (17,857,965.072 and
   18,501,387.237 Units, respectively)	548,775,115	537,667,844
General Partner (201,460.769 Units)	       6,190,888	     5,854,641

	     Total Partners? Capital	    554,966,003	 543,522,485

	     Total Liabilities and Partners? Capital	   566,868,354   	   555,435,805

NET ASSET VALUE PER UNIT	              30.73	            29.06

	The accompanying notes are an integral part of these financial statements.



       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


             For the Three Months	                          For the Six Months
                  Ended June 30,                               Ended June 30,


                          2007   	        2006    	      2007   	    2006
                             $	            $	         $	        $
INVESTMENT INCOME
	Interest income (MS&Co.)	    4,968,472		   5,360,860		 10,232,755		    9,745,669

EXPENSES
	Brokerage fees (MS&Co.)	7,746,785	8,540,432              15,825,293           16,557,242
	Management fees	    3,406,750	    4,068,156      	    6,964,931	     7,880,945

		   Total Expenses 	   11,153,535	   12,608,588	   22,790,224	    24,438,187

NET INVESTMENT LOSS 	    (6,185,063)	    (7,247,728)	  (12,557,469)	 (14,692,518)

TRADING RESULTS
Trading profit (loss):
	Realized	78,365,702	46,301,251 	35,313,851	64,325,929
	Net change in unrealized	     5,934,879	  (14,908,905)	    7,323,823 	   (5,516,039)

		   Total Trading Results	    84,300,581	   31,392,346	   42,637,674	  58,809,890

NET INCOME 	   78,115,518	  24,144,618         	   30,080,205	    44,117,372

NET INCOME ALLOCATION

	Limited Partners	77,260,201	23,878,300	29,743,958  	43,631,968
	General Partner 	855,317	266,318   	                336,247	  485,404


NET INCOME PER UNIT

	Limited Partners                                            	4.25    	  1.26 	    1.67              	    2.29
	General Partner                                             	    4.25	  1.26 	    1.67             	    2.29









	The accompanying notes are an integral part of these financial statements.

       <table>
MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2007 and 2006
	(Unaudited)




                                 Units of
                             Partnership                Limited                  General
                                Interest                   Partners                 Partner               Total
                                                                       $                             $                      $
Partners? Capital,
     December 31, 2005	19,420,800.627	527,198,790	5,803,552	533,002,342

Offering of Units	1,381,439.762	40,353,096	?     	40,353,096

Net Income                                                        ?		43,631,968	485,404	44,117,372

Redemptions	   (1,809,804.780)	  (52,630,340)	             ?      	  (52,630,340)

Partners? Capital,
     June 30, 2006	  18,992,435.609	 558,553,514	  6,288,956	 564,842,470



Partners? Capital,
     December 31, 2006                       18,702,848.006	 537,667,844	  5,854,641	 543,522,485

Offering of Units	980,507.447	28,096,074	?     	28,096,074

Net Income                                                        ?		29,743,958	336,247	30,080,205

Redemptions	   (1,623,929.612)	  (46,732,761)	             ?      	  (46,732,761)

Partners? Capital,
     June 30, 2007	  18,059,425.841	 548,775,115	  6,190,888	 554,966,003











The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)






	          For the Six Months Ended June 30,

                         2007                         2006
	              $	         $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	30,080,205	44,117,372
Noncash item included in net income:
     Net change in unrealized	(7,323,823)	5,516,039

(Increase) decrease in operating assets:
     Restricted cash	2,529,607	4,467,651
     Interest receivable (MS&Co.)	203,524	(341,650)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	(11,745)	171,434
	Accrued management fees	            (2,872)	          88,340

Net cash provided by operating activities	    25,474,896	    54,019,186


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	29,385,915	37,013,847
Cash paid for redemptions of Units	    (46,729,113)	   (59,763,548)

Net cash used for financing activities	    (17,343,198)	   (22,749,701)

Net increase in unrestricted cash	8,131,698	31,269,485

Unrestricted cash at beginning of period	    472,088,633	   475,166,952

Unrestricted cash at end of period	    480,220,331	   506,436,437






	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)



The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Select L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006, Annual Report on Form 10-K.

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


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Morgan Stanley & Co. Incorporated (?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc., Northfield Trading L.P., Rabar Market Research, Inc., Sunrise Capital Management, Inc., and Graham Capital Management, L.P. (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).


2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4-week U.S. Treasury bills discount rate during such month.  The
Partnership pays brokerage fees to MS&Co.


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


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a
component of ?Equity in futures interests trading accounts? on the
Statements of Financial Condition, and their longest contract maturities were as follows:
                      Net Unrealized Gains
                       on Open Contracts                    Longest Maturities
	Exchange-	Off-Exchange-	               Exchange-	 Off-Exchange-
Date	  Traded  	   Traded       	Total        Traded       Traded
                    $             $            $
Jun. 30, 2007	14,655,622	4,629,812	19,285,434	 Dec. 2008	  Sep. 2007
Dec. 31, 2006	10,738,293	     1,223,318	11,961,611	 Jun. 2008	  Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $557,147,791 and $547,628,371 at June 30, 2007, and December 31,
2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.


4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 was effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 has no impact on the Partnership?s Financial Statements.

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

Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during
       the period in question.  Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2007

The Partnership recorded total trading results including interest income totaling $89,269,053 and expenses totaling $11,153,535, resulting in net income of $78,115,518 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $26.48 at March 31, 2007, to $30.73 at June 30, 2007.

The most significant trading gains of approximately 6.6% were recorded in the currency sector throughout the quarter from short positions in the Japanese yen versus the U.S. dollar, euro, British pound, and Australian dollar as the value of the Japanese yen weakened relative to most of its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Additional gains were experienced throughout the quarter from long positions in the British pound, Canadian dollar, New Zealand dollar, Brazilian real, and Australian dollar versus the U.S. dollar as the value of these currencies strengthened relative to the U.S. dollar amid the release of consistently strong economic data out of these countries.
       Furthermore, the U.S. dollar weakened against its major rivals after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Within the global interest rate sector, gains of approximately 6.4% were experienced primarily during May and June from short positions in European, U.S., Canadian, and Australian fixed-income futures as prices moved lower due to the aforementioned reasons regarding strong economic data and rising interest rates that affected the currency markets. Additional gains of approximately 4.4% were recorded in the global stock index sector primarily during April and May from long positions in European and U.S. equity index futures as prices moved higher on continued strong corporate earnings and increased merger and acquisition activity. In addition, prices were pressured higher amid strong U.S. retail sales data and on optimism that global trade imbalances would be reduced in the long term. Further gains in the global equity index sector were experienced from long positions in Pacific Rim stock index futures as prices moved higher during May on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. Smaller gains of approximately 0.2% were recorded in the agricultural markets primarily during May and June from long futures positions in soybean oil, soybeans, and soybean meal after a representative from the European Union announced plans to increase alternative fuel sources in order to reduce the Euro-Zone?s dependence on crude oil and U.S. government reports showed that soybean acreage was down from a
       year earlier.  Elsewhere, long positions in wheat futures resulted in gains during June as prices moved higher amid news of increased global demand. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 1.0% experienced in the metals markets during May from long positions in aluminum, copper, nickel, and zinc futures as prices moved lower after the Chinese government announced that it would raise export taxes for base metals, as well as amid speculation that rising production and inventories might create a global surplus.
 Elsewhere, long positions in gold futures experienced smaller losses as prices declined due to temporary strength in the value of the U.S. dollar. Lastly, losses of approximately 0.2% were incurred in the energy markets primarily during May from both short and long futures positions in crude oil and its related products as prices moved without consistent direction amid conflicting news regarding supply and demand.

The Partnership recorded total trading results including interest income totaling $52,870,429 and expenses totaling $22,790,224, resulting in net income of $30,080,205 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $29.06 at December 31, 2006, to $30.73 at June 30, 2007.


The most significant trading gains of approximately 5.2% were experienced in the global interest rate sector primarily during
       January, May, and June from short positions in European interest rate futures as prices initially fell after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December and unemployment dropped in the United Kingdom and Germany. In addition, European fixed-income futures prices fell after reports showed German investor confidence rose during May and Italian retail sales were stronger than expected during April. Furthermore, prices continued to move lower on news that housing prices in the United Kingdom showed their biggest jump of 2007. Within the currency sector, gains of approximately 4.6% were recorded in the currency sector primarily during the second quarter from short positions in the Japanese yen versus the U.S. dollar, euro, British pound, and Australian dollar as the value of the Japanese yen weakened relative to most of its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Additional gains were experienced from long positions in the Australian dollar, Brazilian real, and Canadian dollar versus the U.S. dollar throughout the second quarter as the value of these currencies strengthened relative to the U.S. dollar amid the release of consistently strong economic data. Furthermore, the U.S. dollar weakened against most of its major rivals leading up to and after the U.S. Federal Reserve?s decision to leave
       interest rates steady at 5.25%.  Smaller gains of
approximately 1.7% were experienced in the global stock index sector primarily during January, April, and May from long positions in German and Pacific Rim stock index futures as prices climbed higher on continued strong corporate earnings and increased merger and acquisition activity in those regions. Additionally, Pacific Rim stock index futures prices moved higher amid optimism that strong economic growth in the Euro-Zone and U.S. would result in higher exports from Asia. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 2.4% recorded in the metals sector throughout the year from both short and long positions in aluminum futures as prices moved without consistent direction due to conflicting data regarding supply and demand. Elsewhere, long positions in silver and gold futures resulted in losses during March, May, and June as prices moved lower on speculative selling. Within the agricultural sector, losses of approximately 0.6% were incurred primarily during January from long positions in coffee futures as prices fell on speculation that retail price increases imposed by large food companies during the last quarter of 2006 would curb demand in the United States. Elsewhere, losses from long positions in lean hog futures were experienced primarily during April as prices fell amid technically-based selling. Lastly, long positions in corn futures resulted in losses during January and March as prices fell after the U.S. announced plans to seek additional sources for alternative fuels
       and the U.S. Department of Agriculture?s Prospective
Plantings report showed corn acreage might be up in 2007 to its highest level since 1944. Smaller losses of approximately 0.3% were experienced within the energy sector from short positions in natural gas futures as prices moved higher during March after the U.S. Department of Energy reported that natural gas supplies were down 15% from a year ago. Additional losses were recorded from both short and long positions in natural gas futures as prices moved without consistent direction during May. Elsewhere, short positions in crude oil futures and its related products incurred losses during February and March as prices moved higher on increased concerns that unexpected refinery shutdowns might curb fuel stockpiles in the future. In addition, prices moved higher amid geopolitical uncertainty in Iraq and concerns regarding future production in Venezuela and Iran.


For the Three and Six Months Ended June 30, 2006

The Partnership recorded total trading results including interest income totaling $36,753,206 and expenses totaling $12,608,588, resulting in net income of $24,144,618 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $28.48 at March 31, 2006, to $29.74 at June 30, 2006.

The most significant trading gains of approximately 5.4% were recorded in the global interest rate futures markets from short positions in U.S., European, Japanese, and Australian interest
       rate futures as global bond prices trended lower during
April. In the U.S., interest rate futures prices declined following the release of stronger than expected economic data. Similarly in Europe, rising equity prices and strong economic growth pressured European fixed-income futures prices lower. U.S fixed-income futures prices continued to move lower into May amid higher than forecasted manufacturing and construction data and the sixteenth consecutive interest rate hike by the U.S. Federal Reserve, while Australian fixed-income futures prices also declined on an optimistic outlook for the Australian economy as commodity prices climbed higher. Finally, additional gains were achieved in the global interest rate sector during June as prices for U.S. and European fixed-income futures continued to move lower on strong economic data out of the U.S. and Europe. In the metals sector, gains of approximately 3.4% were experienced during April and May from long futures positions in copper, nickel, and aluminum as prices rallied sharply on strong global industrial demand, particularly from the U.S., China, and India, and reports of decreasing inventories. Additional gains were experienced from long positions in gold and silver futures as prices reached 25-year highs, benefiting from strong demand and lagging supply. In addition, demand for precious metals increased given continued geopolitical concerns regarding Iran?s nuclear program and inflation concerns due to high energy prices. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 1.7% in the global equity index market from long positions in U.S., European, and Japanese stock index futures as prices reversed lower during May and June. The
       weakness in the equity markets was attributed to inflation fears and uncertainty regarding global interest rate policy. Within the Asian equity index markets, long positions incurred losses as prices suffered a heavy sell-off as investors expressed concern that a global economic slowdown would negatively affect Japan?s export-driven economy. Losses of approximately 0.8% were incurred in the agricultural complex from long positions in wheat futures as prices fell in April and June on forecasts for favorable weather in U.S. wheat-growing regions. Elsewhere in the agricultural complex, short futures positions in soybeans recorded losses as prices moved higher in April on speculative buying and increased demand. Smaller losses were recorded during June from newly established long positions as prices moved lower on forecasts for rain in the drought-suffering regions of the U.S. Additional losses of approximately 0.4% were incurred in the energy sector from short positions in natural gas futures as prices moved higher on fears of a possible supply shortage. In May, losses were also incurred from long futures positions in crude oil and its related products as prices fell during the month after supply data showed an increase in domestic gasoline and crude oil inventories. Further losses in the energy markets were recorded during June from newly established long positions in natural gas futures as prices reversed higher on reports of a supply surplus and fears of a slowing global economy. Smaller losses of approximately 0.2% were incurred in the currency markets from short positions in the Japanese yen, Australian dollar, and Swiss franc relative to the U.S. dollar as the value of the U.S. dollar weakened on news that foreign central banks,
       including Russia, Sweden, and several Middle Eastern
central banks were diversifying their currency reserves away from the U.S. dollar. Also pressuring the value of the U.S. dollar lower were concerns over the steep U.S. trade deficit and speculation that the U.S. Federal Reserve might be near the end of its interest rate tightening campaign. In addition to the U.S. dollar weakening, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on the political tensions in the Middle East, which increased the demand for the safe-haven currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May.


The Partnership recorded total trading results including interest income totaling $68,555,559 and expenses totaling $24,438,187, resulting in net income of $44,117,372 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $27.45 at December 31, 2005 to $29.74 at June 30, 2006.

The most significant trading gains of approximately 8.8% were experienced in the global interest rate sector from short positions in U.S., European, and Japanese interest rate futures as global bond prices trended lower throughout a majority of the first quarter amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan would rise. U.S. fixed-income futures
       continued to move lower into the second quarter following the release of stronger than expected U.S. economic data. Similarly in Germany, rising equity prices, strong economic growth, and concerns about rising oil prices pressured German fixed-income futures prices even lower in the second quarter. Additional gains of approximately 6.3% were recorded in the metals markets from long futures positions in copper, nickel, zinc, and aluminum as base metals prices rallied throughout the second quarter on strong global demand and reports of falling inventories. As a result, copper and nickel prices hit new-record highs during the month of May. Further gains in the metals markets were experienced from long positions in gold and silver futures as prices reached 25-year highs, benefiting from strong demand and lagging supply. Demand for gold increased given continued geopolitical concerns regarding Iran?s nuclear program and inflation concerns due to high energy prices. Smaller gains, approximately 0.6%, were experienced in the global stock index sector from long positions in European and Australian stock index futures as global equity prices trended higher during the first quarter on strong corporate earnings and solid economic data. Long positions in Hong Kong equity index futures also recorded gains as prices moved higher during April on positive performance in the technology sector and speculation that the end was near for the U.S. Federal Reserve?s interest rate tightening campaign. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 3.0% incurred in the currency market from short positions in the Japanese yen, Swiss franc, and Australian dollar. Throughout a majority of the first
       half of the year, the U.S. dollar moved lower on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. The Japanese yen and Swiss franc moved higher against the U.S. dollar during January and February as strong economic data out of the two regions increased speculation that the Bank of Japan and European Central Bank might raise interest rates. During April, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike in the near future, while the Swiss franc moved higher on the political tensions in the Middle East, which increased the demand for the safe-haven currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Losses of approximately 1.0% were experienced in the energy markets from positions in crude oil, heating oil, and natural gas futures. During February, long futures positions in crude oil and its related products recorded losses as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in the aforementioned markets as prices reversed higher early in the month on supply fears. In May, losses were incurred from long futures positions in crude oil and its related products as prices fell after supply data showed an increase in domestic gasoline and crude oil
       inventories. Additional losses were incurred from short positions in natural gas as prices moved higher on fears of a possible supply shortage. Smaller losses were experienced during June from newly established long positions in natural gas futures as prices reversed higher on reports of a supply surplus and fears of a slowing global economy. Losses of approximately 0.8% were incurred in the agricultural complex from long positions in wheat futures as prices fell in March, April, and June on forecasts for favorable weather in U.S. wheat-growing regions. Elsewhere in the agricultural complex, short futures positions in soybeans recorded losses as prices moved higher in April on speculative buying and increased demand. Losses were also recorded in soybean futures during June from newly established long positions as prices moved lower on forecasts for rain in the drought-suffering regions of the U.S. Additionally, short positions in soybean oil also recorded losses during the first quarter.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the
       counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are
       based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.
Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2007, and 2006. At June 30, 2007, and 2006, the Partnership?s total capitalization was approximately $555 million and $565 million, respectively.

Primary Market            June 30, 2007        June 30, 2006
Risk Category             Value at Risk        Value at Risk

Equity	(1.54)%	(0.39)%

Interest Rate	 (1.33)     	   (1.70)

Currency	             (1.11)	(0.55)

Commodity	(0.47)	(0.49)

Aggregate Value at Risk	      (2.74)%	   (1.73)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time
       period, or even within a single trading day.  Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007.

Primary Market Risk Category	High	   Low	     Average
Equity	(1.95)%	(0.62)%	(1.39)%

Interest Rate	(1.46)	(0.59)	(1.05)

Currency	(1.53)	(0.99)	(1.22)

Commodity	(0.75)	(0.47)	(0.60)


Aggregate Value at Risk	(2.74)%	(1.86)%	(2.23)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2006, and for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above
       or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2007, such amount is equal to approximately 89% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at June 30, 2007, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary market exposures were to the NIKKEI 225
       (Japan), NASDAQ 100 (U.S.), DAX (Germany), Hang Seng
(China), S&P 500 (U.S.), TOPIX (Japan), Euro Stoxx 50 (Europe), AEX (Netherlands), TAIWAN (Taiwan), CAC 40 (France), Dow Jones (U.S.), FTSE 100 (United Kingdom), SPI 200 (Australia), IBEX 35 (Spain), and Canadian S&P 60 (Canada) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, Japanese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partership at June 30, 2007, was to the global interest rate sector. Exposure was primarily spread across U.S., European, Australian, Japanese, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates.
However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates and Australian interest rate will remain the primary interest rate exposure of
       the Partnership for the foreseeable future.  The
speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at June 30, 2007, was to the currency sector. The Partnership?s currency market exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At June 30, 2007, the Partnership?s major exposures were to euro, Japanese yen, Swiss franc, British pound, Norwegian krone, Polish zloty, and Canadian dollar currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future. Commodity.
Energy. At June 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price
       movements in these markets result from geopolitical
developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At June 30, 2007, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, soybean oil, soybeans, coffee, soybean meal, wheat, live cattle, sugar, feeder cattle, lean hogs, and orange juice markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	 At June 30, 2007, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold, platinum, palladium, and silver and base metals, such as copper, lead, and tin. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize the trading system(s) to take positions when market opportunities
       develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2007, were in euros, Hong Kong dollars, British pounds, Canadian dollars, Australian dollars, Swiss francs, Japanese yen, Norwegian krone, and Swedish krona. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
Not applicable.



       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s
Report on Form 10Q for the quarter ended March 31, 2007.

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
Additional Registration	1,500,000.000	   May 11, 1998		    333-47829
Additional Registration	5,000,000.000		January 21, 1999	    333-68773
Additional Registration	4,500,000.000 	  February 28, 2000	    333-90467
Additional Registration	1,000,000.000	   April 30, 2002	         333-84656
Additional Registration	7,000,000.000	   April 28, 2003	        333-104005
Additional Registration	 23,000,000.000 	  April 28, 2004	        333-113393
   Total Units Registered	 42,000,000.000

Units sold post conversion      28,191,045.140
Units unsold through 6/30/07    13,808,954.860

Total Units sold
  through 6/30/07               42,805,012.240
  (pre and post conversion)


       The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2007, was $960,403,868.

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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2007         By:/s/ Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Regisrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.