Form 10-Q
period 2007-09-30
MORGAN STANLEY SPECTRUM SELECT LP
filed 2007-11-13
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number 0-19511

	MORGAN STANLEY SPECTRUM SELECT L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						     13-3619290
(State or other jurisdiction of		      	  (I.R.S. Employer
incorporation or organization)			       Identification No.)


Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY						 	         10036
(Address of principal executive offices)	  	       (Zip Code)

Registrant's telephone number, including area code     (212) 296-1999






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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X


	       <table> MORGAN STANLEY SPECTRUM SELECT L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2007



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2007
		(Unaudited) and December 31, 2006	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2007 and 2006 (Unaudited)	3

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2007 and 2006 (Unaudited)	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2007 and 2006 (Unaudited)	5

		Schedules of Investments as of September 30, 2007
		(Unaudited) and December 31, 2006...........................6

		Notes to Financial Statements (Unaudited)	7-14

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	15-30

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	30-43

Item 4.	Controls and Procedures	44

Item 4T.	Controls and Procedures	44


PART II. OTHER INFORMATION

Item 1A.Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities
			and Use of Proceeds	45-46

Item 5.	Other Information	... 46

Item 6.	Exhibits	46-47


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                                                      September 30,	December 31,
                                                            2007                                  2006
                                                          $                   	$
                                                                                                         (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	443,366,675	472,088,633
	Restricted cash	   47,100,397	   64,801,445

  	     Total cash	  490,467,072	  536,890,078

    Net unrealized gain on open contracts (MS&Co.) 	33,275,747	    11,039,855
    Net unrealized gain on open contracts (MSIP) 	    1,507,175	         921,756

          Total net unrealized gain on open contracts	     34,782,922	   11,961,611

	     Total Trading Equity	525,249,994	548,851,689

Subscriptions receivable	1,996,517	4,725,710
Interest receivable (MS&Co.)	    1,307,468	      1,858,406

	     Total Assets	 528,553,979   	    555,435,805

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	10,465,722	 7,988,976
Accrued brokerage fees (MS&Co.)	2,427,950	2,727,852
Accrued management fees	1,060,545	    1,196,492
Accrued incentive fee	         445,293	            -

	     Total Liabilities	   14,399,510	   11,913,320

Partners' Capital
Limited Partners (17,195,472.423 and
   18,501,387.237 Units, respectively)	508,499,625	537,667,844
General Partner (191,224.769 and
    201,460.769 Units, respectively)	     5,654,844	     5,854,641

	     Total Partners' Capital	  514,154,469	 543,522,485

	     Total Liabilities and Partners' Capital	   528,553,979   	   555,435,805

NET ASSET VALUE PER UNIT	               29.57	            29.06

	The accompanying notes are an integral part of these financial statements.



       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                             For the Three Months	                                 For the Nine Months
  	              Ended September 30,                                Ended September 30,


                                       2007   	        2006    	      2007   	    2006
                                      $	               $		         $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	    4,817,933		   5,482,892		  15,050,688		  15,228,561

EXPENSES
	Brokerage fees (MS&Co.)	7,810,074	8,220,584               23,635,367          24,777,826
	Management fees	3,420,998	    3,915,861      	    10,385,929	    11,796,806
	Incentive fees	       497,617	            -      	        497,617	             -

		   Total Expenses 	   11,728,689	   12,136,445	   34,518,913	     36,574,632

NET INVESTMENT LOSS 	   (6,910,756)	    (6,653,553)	  (19,468,225)	 (21,346,071)

TRADING RESULTS
Trading profit (loss):
	Realized	(29,965,493)	(23,258,682) 	5,348,358	41,067,247
	Net change in unrealized	  15,497,488	       (243,326)	     22,821,311	    (5,759,365)

		   Total Trading Results	  (14,468,005)	    (23,502,008)	   28,169,669	    35,307,882

NET INCOME  (LOSS)	  (21,378,761)	    (30,155,561)         	    8,701,444	    13,961,811

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(21,141,608)	(29,819,979)	8,602,350  	13,811,989
	General Partner 	(237,153)	(335,582)   	                	99,094	 149,822


NET INCOME (LOSS) PER UNIT

	Limited Partners                                            	    (1.16)	 (1.59) 	   0.51                  	  0.70
	General Partner                                             	  (1.16)	  (1.59) 	   0.51          	    0.70


			                                                              Units	Units   	    Units       	      Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                      17,744,142.966	   19,017,055.500      18,209,734.053		   19,089,725.854       		 	(0.19)


	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2007 and 2006
	(Unaudited)



                                   Units of
                                  Partnership                Limited                  General
                                    Interest                   Partners                 Partner               Total
                                                                 $                             $                      $
Partners' Capital,
     December 31, 2005	19,420,800.627	527,198,790	5,803,552	533,002,342

Offering of Units	2,084,611.535	 60,239,714	-     	60,239,714

Net Income                                                   -		13,811,989	149,822	13,961,811

Redemptions	   (2,516,978.515)	  (72,614,331)	             -      	  (72,614,331)

Partners' Capital,
     September 30, 2006	  18,988,433.647	 528,636,162	  5,953,374	 534,589,536





                                  Units of
                                       Partnership                Limited                  General
                                        Interest                   Partners                 Partner               Total
                                                                             $                             $                      $
Partners' Capital,
     December 31, 2006                      18,702,848.006		 537,667,844	  5,854,641	 543,522,485

Offering of Units	1,285,666.373	 36,860,346	-     	36,860,346

Net Income                                                   -		8,602,350	99,094	8,701,444

Redemptions	   (2,601,817.187)	  (74,630,915)	             (298,891)      (74,929,806)

Partners' Capital,
     September 30, 2007	  17,386,697.192	 508,499,625	  5,654,844	 514,154,469







The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)






	          For the Nine Months Ended September 30,

                                    2007                         2006
	              $	         $


CASH FLOWS FROM OPERATING ACTIVITIES

Net income 	8,701,444	13,961,811
Noncash item included in net income:
     Net change in unrealized	(22,821,311)	5,759,365

(Increase) decrease in operating assets:
     Restricted cash	17,701,048	(585,466)
     Interest receivable (MS&Co.)	550,938	(353,185)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	(299,902)	(28,094)
	Accrued management fee	(135,947)	          (8,030)
	Accrued incentive fee	      445,293	             -

Net cash provided by operating activities	   4,141,563	    18,746,401


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	39,589,539	59,160,387
Cash paid for redemptions of Units	   (72,453,060)	   (77,952,111)

Net cash used for financing activities	   (32,863,521)	   (18,791,724)

Net decrease in unrestricted cash	(28,721,958)	(45,323)

Unrestricted cash at beginning of period	   472,088,633	   475,166,952

Unrestricted cash at end of period	   443,366,675	   475,121,629




	The accompanying notes are an integral part of these financial statements.



      <table> MORGAN STANLEY SPECTRUM SELECT  L.P.
SCHEDULES OF INVESTMENTS
September 30, 2007 (Unaudited) and December 31, 2006


September 30, 2007, Partnership Net Assets:  $514,154,469





Futures and Forward Contracts
         Long
     Unrealized
    Gain/(Loss)

Percentage of
  Net Assets
     Short
 Unrealized
 Gain/(Loss)

Percentage of
 Net Assets

 Net Unrealized
    Gain/(Loss)

            $
 %
$
%
 $
Commodity
   18,081,423
       3.52
     840,361
       0.16
 18,921,784
Equity
   1,254,590
       0.24
  (1,582,801)
      (0.31)
     (328,211)
Foreign currency
   12,999,339
       2.53
 2,201,199
       0.43
15,200,538
Interest rate
     1,240,174
       0.24
     (98,993)
      (0.02)
 1,141,181






     Grand Total:
   33,575,526
       6.53
 1,359,766
       0.26
34,935,292

     Unrealized Currency Loss





   (152,370)

     Total Net Unrealized Gain per Statement of Financial Condition



 34,782,922


December 31, 2006, Partnership Net Assets:  $543,522,485





Futures and Forward Contracts
         Long
     Unrealized
    Gain/(Loss)

Percentage of
  Net Assets
     Short
 Unrealized
 Gain/(Loss)

Percentage of
 Net Assets

 Net Unrealized
    Gain/(Loss)

          $
    %
$
%
 $






Commodity
     456,160
        0.08
  2,995,834
       0.55
 3,451,994
Equity
4,924,820
        0.91
 -
          -
  4,924,820
Foreign currency
   (247,846)
       (0.05)
  2,552,915
       0.47
 2,305,069
Interest rate
(2,248,119)
       (0.41)
  4,585,113
       0.84
 2,336,994






     Grand Total:
 2,885,015
        0.53
10,133,862
       1.86
13,018,877

     Unrealized Currency Loss





 (1,057,266)

     Total Net Unrealized Gain per Statement of Financial Condition



   11,961,611


The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)



The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Select L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2006, Annual Report on Form 10-K.

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


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership's general partner is Demeter Management Corporation ("Demeter"). Morgan Stanley & Co. Incorporated ("MS&Co.") is the Partnership's principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc ("MSIP") serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc., Northfield Trading L.P., Rabar Market Research, Inc., Sunrise Capital Management, Inc., and Graham Capital Management, L.P. (individually, a "Trading Advisor", or collectively, the "Trading Advisors").


2.  Related Party Transactions
The Partnership's cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bills discount rate during such month. The Partnership pays brokerage fees to MS&Co.


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
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                      Net Unrealized Gains
                       on Open Contracts                    Longest Maturities
	Exchange-	Off-Exchange-	               Exchange-	 Off-Exchange-
Date	  Traded  	   Traded       	Total        Traded       Traded
                    $             $            $
Sep. 30, 2007	27,859,496	6,923,426	34,782,922	 Mar. 2009	  Dec. 2007
Dec. 31, 2006	10,738,293	     1,223,318	11,961,611	Jun. 2008	  Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for the Partnership's exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $518,326,568 and $547,628,371 at September 30, 2007, and December
31, 2006, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board ("FASB") issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes " an interpretation of FASB Statement 109 - ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 was effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 has no impact on the Partnership's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership's financial statements, if any, is currently being assessed.

5.  Restricted and Unrestricted Cash
As reflected on the Partnership's Statements of Financial
Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

are maintained in separate trading accounts. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.





       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not


       possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership''s operations for the three and nine month periods ended September 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 14 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss)- when open positions are closed out. The sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2007

The Partnership recorded total trading results including interest income totaling $(9,650,072) and expenses totaling $11,728,689, resulting in a net loss of $21,378,761 for the three months ended September 30, 2007. The Partnership's net asset value per Unit decreased from $30.73 at June 30, 2007, to $29.57 at September 30, 2007.

The most significant trading losses of approximately 2.9% were recorded in the global stock index sector primarily during July and August from long positions in Japanese, European, and U.S. equity index futures as prices fell sharply amid speculation that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Additional losses of approximately 1.3% were incurred in the global interest rate sector, also during July and August, from short positions in European, Australian, and U.S. fixed-income futures as prices reversed sharply higher in a worldwide "flight-to-quality" after the significant decline in the global equity markets resulted in substantially higher demand for the "safe haven" of government bonds. Smaller losses continued during September from long positions in European interest rate futures as prices reversed lower following a rebound in global equities, which reduced demand for the relative safety of government debt. A portion of the Partnership's losses during the quarter was offset by gains of approximately 1.2% experienced in the agricultural markets during August and September from long positions in wheat futures as prices increased to a record high amid persistently strong international demand and news from the U.S. Department of Agriculture that global stockpiles would fall to the lowest level in 26 years. Further gains of approximately 0.4% were recorded in the metals markets primarily during September from long positions in gold and platinum futures as prices moved higher due to persistent weakness in the value of the U.S. dollar. In addition, prices of gold futures rose on speculation that a strike in Peru's largest gold mine would disrupt global supplies. Smaller gains of approximately 0.2% were experienced in the energy markets primarily during July and September from long futures positions in crude oil and its related products as prices moved higher amid persistent concerns regarding U.S. refinery capacity and after continuous hurricane activity in the Gulf of Mexico threatened production facilities. Lastly, further gains of approximately 0.1% were recorded in the currency sector primarily during September from long positions in the euro, Canadian dollar, and Norwegian krone versus the U.S. dollar, as well as outright short positions in the U.S. Dollar Index, as the value of the U.S. dollar moved lower relative to most of its major rivals leading up to and after the U.S. Federal Reserve's decision to cut interest rates at its September 18 meeting. In addition, the value of the U.S. dollar was pulled lower amid speculation that the U.S. Federal Reserve would continue to reduce interest rates in the near term. Conversely,
       the value of the Canadian dollar and Norwegian krone moved higher in tandem with rising energy prices on investor belief that surging oil prices and exports would expand these respective economies.

The Partnership recorded total trading results including interest income totaling $43,220,357 and expenses totaling $34,518,913, resulting in net income of $8,701,444 for the nine months ended September 30, 2007. The Partnership's net asset value per Unit increased from $29.06 at December 31, 2006, to $29.57 at September 30, 2007.


The most significant trading gains of approximately 4.6% were experienced in the currency sector during April, May, June, and September from long positions in the euro, Canadian dollar, Australian dollar, Turkish lira, and Brazilian real versus the U.S. dollar, as well as outright short positions in the U.S. Dollar Index, as the value of these currencies strengthened relative to the U.S. dollar amid the release of consistently strong economic data out of their respective countries. Furthermore, the value of the U.S. dollar weakened against most of its major rivals leading up to and after the U.S. Federal Reserve's decision to cut interest rates at its September 18 meeting. Additional gains of approximately 3.9% were recorded in the global interest rate sector during January, May, and June from short positions in European interest rate futures as prices initially fell after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December and unemployment dropped in the United Kingdom and Germany. In addition, European fixed-income futures prices fell after reports showed Italian retail sales were stronger than expected during April and German investor confidence rose during May. Furthermore, prices continued to move lower on news that housing prices in the United Kingdom showed their biggest jump this year. During August, long positions in Japanese government bond futures resulted in smaller gains as prices increased in a continuation of a worldwide "flight-to-quality" after volatility in the global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the "safe haven" of government bonds. Smaller gains of approximately 0.5% were recorded in the agricultural markets during June, August, and September from long positions in wheat futures as prices rose amid persistently strong international demand and news from the U.S. Department of Agriculture that global stockpiles would fall to the lowest level in 26 years. Elsewhere, long positions in soybean oil and soybean meal futures resulted in gains primarily during May and June as prices moved higher after a representative from the European Union announced plans to increase alternative fuel sources and U.S. government reports showed that soybean acreage was down from a year earlier. A portion of the Partnership' gains in the first nine months of the year was offset by losses of approximately 2.0% recorded in the metals markets throughout a majority of the year from both short and long positions in silver, gold, and aluminum futures as prices moved without consistent direction due to conflicting data regarding supply and demand, as well as uncertainty regarding the direction of the
       U.S. dollar.  Additional losses of approximately 1.3% were incurred in the global stock index sector during February and early March from long positions in Japanese and U.S. stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. During July and August, long positions in U.S. equity index futures resulted in further losses as prices fell sharply amid speculation that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Smaller losses of approximately 0.1% were experienced within the energy markets during March from short positions in natural gas futures as prices reversed higher after the U.S. Department of Energy reported that supplies were down 15% from a year earlier. Further losses were recorded from both short and long positions in natural gas futures as prices moved in a trendless pattern during May. During August, long positions in gasoline futures resulted in losses as prices declined amid concerns that a slowdown in the global economy would negatively impact global energy demand.


For the Three and Nine Months Ended September 30, 2006

The Partnership recorded total trading results including interest income totaling $(18,019,116) and expenses totaling $12,136,445,
       resulting in a net loss of $30,155,561 for the three
months ended September 30, 2006. The Partnership's net asset value per Unit decreased from $29.74 at June 30, 2006, to $28.15 at September 30, 2006.

The most significant trading losses of approximately 3.6% were incurred in the global interest rate futures markets primarily during July from short positions in U.S., British, German, and Japanese fixed-income futures as prices reversed higher on significant geopolitical concerns after North Korea conducted long-range missile tests, terrorist bombings aboard commuter trains in Bombay, India, and fears of an escalating conflict in the Middle East. Prices for German fixed-income futures continued to rise in August after the "ZEW" report showed investor confidence in Germany fell to its lowest level since June 2001. Meanwhile, British fixed-income futures prices increased on weaker than expected industrial data. Finally, short positions in Japanese fixed-income futures incurred losses during August as prices were pressured higher after lower than expected inflation data dampened expectations for an interest rate hike by the Bank of Japan in the near future. Losses of approximately 0.8% were recorded in the energy markets during July and August from long futures positions in crude oil and its related products as prices moved lower after weaker than expected U.S. economic data led investors to believe that energy demand would be negatively affected and the U.S. Department of Labor reported an unexpected climb in domestic gasoline supplies. Prices were pressured further lower after news of an official
       cease-fire between Israel and Hezbollah militants in
Lebanon and news that the Organization of Petroleum Exporting Countries reduced its 2006 oil demand growth forecast. Within the agricultural markets, losses of approximately 0.7% were incurred primarily during July from long futures positions in wheat and soybean oil as prices decreased on forecasts of improved weather conditions across the growing regions of the U.S. Additional losses were incurred during July from long positions in cocoa futures as prices reversed lower on news from the International Cocoa Organization that global supplies were still adequate to meet demand. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 0.4% in the global stock index markets during July and August from long positions in Hong Kong stock index futures as prices moved higher on news that Gross Domestic Product in China surged to 10.9% in the first six months of this year. Additional gains in the global stock index futures markets were experienced during September from long positions in European equity index futures as prices were supported higher on merger and acquisition activity and stronger than expected corporate earnings. Within the currency markets, gains of approximately 0.3% were recorded primarily during August from short positions in the Japanese yen against the U.S. dollar, British pound, and euro as the value of the Japanese yen moved lower against other foreign currencies after the Japanese Consumer Price Index for July came in lower than expected and was revised down for the previous months. As such, this weaker than expected inflation data diminished expectations of another interest rate hike by the
       Bank of Japan this year.  Finally, smaller gains of
approximately 0.2% were recorded within the metals markets from long futures positions in nickel during July and August as prices reached record highs on strong demand from China and inadequate inventories. Additionally, prices moved higher on news of a labor strike at a Canadian nickel mine.

The Partnership recorded total trading results including interest income totaling $50,536,443 and expenses totaling $36,574,632, resulting in net income of $13,961,811 for the nine months ended September 30, 2006. The Partnership's net asset value per Unit increased from $27.45 at December 31, 2005, to $28.15 at September 30, 2006.

The most significant trading gains of approximately 6.5% were recorded in the metals markets primarily during the first six months of the year from long futures positions in copper, nickel, zinc, and aluminum as base metals prices rallied on strong global demand and reports of falling inventories. As a result, copper and nickel prices hit new record highs during the month of May. Further gains in the metals markets were experienced from long positions in gold and silver futures as prices reached 25-year highs in May, benefiting from strong demand and lagging supply.
Demand for precious metals increased on continued geopolitical concerns and inflation fears due to high energy prices.
Additional gains of approximately 4.8% were experienced within the global interest rates sector, during March and April, from short positions in U.S., European, and Australian interest rate
       futures as global bond prices trended lower throughout a majority of the first quarter amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Australia would rise. U.S. fixed-income futures continued to move lower into the second quarter following the release of consistently strong U.S.
economic data.  Similarly in Germany, rising equity prices,
strong economic growth, and concerns about rising oil prices pressured German fixed-income futures prices even lower in the second quarter.  Smaller gains of approximately 1.0% were
recorded within the global stock index markets from long
positions in European and Australian stock index futures as
global equity prices trended higher throughout the first quarter on strong corporate earnings and solid economic data.  Long
positions in Hong Kong equity index futures also recorded gains as prices moved higher during April on positive performance in the technology sector and amid speculation that the U.S. Federal Reserve could be near the end of its interest rate tightening campaign. During July, long positions in Hong Kong stock index futures experienced gains as prices moved higher on news that
Gross Domestic Product in China surged to 10.9% in the first six months of this year. Gains were also experienced during
September from long positions in European equity index futures as prices were supported higher on merger and acquisition activity and solid corporate earnings.  A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 2.7% in the currency markets primarily during the first six months of the year from short positions in
       the Swiss franc and Japanese yen versus the U.S. dollar.
Throughout a majority of the first half of the year, the U.S.
dollar moved lower on news that foreign central banks were
beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve's interest rate tightening campaign. The Swiss franc and Japanese yen moved higher against the U.S. dollar during January and February as strong economic data out of Switzerland and Japan increased speculation that the
Swiss National Bank and Bank of Japan might raise interest rates.
 During April, the Swiss franc moved higher on the political tensions in the Middle East, which increased the demand for the
1120:    "safe haven" currency, while the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike in the near-future. Short positions in the Australian dollar relative to the U.S. dollar also incurred losses as the value of the Australian dollar moved higher from May to July on an unexpected interest rate hike by the Reserve Bank of Australia. Additional losses of approximately 1.8% were incurred within the energy markets throughout the first nine months of the year from futures positions in crude oil and its related products, as well as in natural gas. During February, long futures positions in crude oil and its related products recorded losses as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S.
Northeast.  Further losses in the energy markets were recorded
       during March from short positions as prices reversed
higher early in the month on supply fears. During May, losses were incurred from long futures positions in crude oil and its related products as prices fell after supply data showed an increase in domestic gasoline and crude oil inventories. Losses were also incurred from short positions in natural gas as prices moved higher on fears of a possible supply shortage. During
June, newly established long positions in natural gas futures recorded losses as prices reversed lower on reports of a supply surplus and fears of a slowing global economy. During July and August, losses were experienced from long futures positions in crude oil and its related products as prices moved lower after weaker than expected U.S. economic data led investors to believe that energy demand would be negatively affected and the U.S. Department of Labor reported an unexpected climb in domestic gasoline supplies. Prices were pressured further lower after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and news that the Organization of Petroleum Exporting Countries reduced its 2006 oil demand growth forecast. Finally, the agricultural complex experienced losses of approximately 1.5% from positions in wheat, soybeans, and cocoa futures. Losses were incurred from long positions in wheat futures as prices fell in March, April, and June on forecasts for favorable weather in U.S. wheat-growing regions, while short futures positions in soybeans recorded losses as prices moved higher in March on speculative buying and increased demand.
During the third quarter, losses were incurred primarily during July from long futures positions in wheat and soybean oil as
       prices decreased on forecasts of improved weather
conditions across the growing regions of the U.S.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward
       currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experiences to date under the "Partnership's Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total Net Assets by primary market risk category at September 30, 2007, and 2006. At September 30, 2007, and 2006, the Partnership's total capitalization was approximately $514 million and $535 million, respectively.


Primary Market         September 30, 2007   September 30, 2006
Risk Category             Value at Risk        Value at Risk

Currency	(1.37)%	(0.99)%

Interest Rate	    (0.44)  	   (1.46)

Equity	         (0.35) 	(1.46)

Commodity	(2.21)	(0.75)

Aggregate Value at Risk	      (2.96)%	   (1.86)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its
       trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007.


Primary Market Risk Category	High	   Low	     Average
Currency	(1.53)%	(1.11)%	(1.32)%

Interest Rate	(1.33)	(0.44)	(0.80)

Equity	(1.95)	(0.35)	(1.12)

Commodity	(2.21)	(0.47)	(0.96)


Aggregate Value at Risk	(2.96)%	(1.93)%	(2.51)%


Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology's limitations, which include, but may not be limited to the following:

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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2006, and for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor
       risk.  There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2007, such amount is equal to approximately 91% of the Partnership's net asset value. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the
       Partnership manages its primary market risk exposures -
constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The second largest market exposure of the Partnership at September 30, 2007, was to the currency sector. The Partnership's currency market exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical
       pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partner-ship trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2007, the Partnership's major exposures were to the euro, Norwegian krone, and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership's currency trades will change significantly in the future.

Interest Rate. At September 30, 2007, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., Japanese, European, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability.
The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries-interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt
       of smaller countries - e.g., Australia.  Demeter
anticipates that the G-7 countries' interest rates and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2007, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership's primary market exposures were to the NASDAQ 100 (U.S.), DAX (Germany), NIKKEI 225 (Japan), TOPIX (Japan), Hang Seng (China), Canadian S&P 60 (Canada), Dow Jones (U.S.), S&P 500 (U.S.), FTSE 100 (United Kingdom), SPI 200 (Australia), Euro Stoxx 50 (Europe), and S&P/MIB Index (Italy) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, Japanese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The largest market exposure of the Partnership at September 30, 2007, was to the energy sector. The Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	 The third largest market exposure of the
Partnership at September 30, 2007, was to the metals sector. The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold, platinum, and silver and base metals, such as copper, aluminum, nickel, zinc, lead, and tin. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2007, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the soybeans, soybean oil, soybean meal, wheat, coffee, live cattle, cotton, corn, feeder cattle, cocoa, rubber, and lean hogs markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.


Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2007:


Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2007, were in euros, Hong Kong dollars, Australian dollars, British pounds, Norwegian krone, Swiss francs, Canadian dollars, Japanese yen, and Swedish krona. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in essentially
       the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Advisors in a multi-advisor Partnership, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in
       other factors that could significantly affect these
controls subsequent to the date of their evaluation.


Item 4T.	CONTROLS AND PROCEDURES
Not applicable.



       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership's Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership's
Report on Form 10Q for the quarters ended March 31, 2007, and June
30, 2007.

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
Additional Registration	1,500,000.000	   May 11, 1998		    333-47829
Additional Registration	5,000,000.000		January 21, 1999	    333-68773
Additional Registration	4,500,000.000 	  February 28, 2000	    333-90467
Additional Registration	1,000,000.000	   April 30, 2002	         333-84656
Additional Registration	7,000,000.000	   April 28, 2003	        333-104005
Additional Registration	 23,000,000.000 	  April 28, 2004	        333-113393
   Total Units Registered	 42,000,000.000
Units sold post conversion      28,496,204.066
Units unsold through 9/30/07    13,503,795.934

Total Units sold
  through 9/30/07               43,110,171.166
  (pre and post conversion)

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2007, was $969,168,140.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.


Item 5.  OTHER INFORMATION

Effective December 1, 2007, Altis Partners (Jerey) Limited will be added as a trading advisor to the Partnership.


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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 13, 2007       By:/s/ Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Regisrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.