Form 10-K
period 2007-12-31
MORGAN STANLEY SPECTRUM SELECT LP
filed 2008-03-27
CIK 873799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________________ to ___________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer __X__

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$548,775,115 at June 30, 2007.


DOCUMENTS INCORPORATED BY REFERENCE
(See Page 1)


	       <table> MORGAN STANLEY SPECTRUM SELECT L.P.
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2007
<caption>	Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . . . 1

Part I .

	Item 1.		Business. . . . . . . . . . . . . . . . . . . . . . . . .2?7

	Item 1A.	Risk Factors. . . . . . . . . . . . . . . . . . . . . . . .7

	Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . .7

	Item 2.		Properties. . . . . . . . . . . . . . . . .  . . . . . . . 7

	Item 3.		Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 7

	Item 4.		Submission of Matters to a Vote of Security Holders. . .  .8

Part II.

	Item 5.		Market for Registrant's Common Equity, Related
				Stockholder Matters and Issuer Purchases of Equity
			Securities . . . . . . . . . . . . . . . . . . . . . .  9-11

	Item 6.		Selected Financial Data . . . . . . . . . . . . . . . . . 12

	Item 7.		Management's Discussion and Analysis of Financial
			Condition and Results of Operations. . . . . . . . . . 13?33

	Item 7A.		Quantitative and Qualitative Disclosures About
			Market Risk . . . . . . . . . . . . . . . . . . . . . .34-48

	Item 8.		Financial Statements and Supplementary Data. . . . . . 48-49

	Item 9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure. . . . . . . . . . . .49

  	Item 9A.		Controls and Procedures . . . . . . . . . . . . . . . .49-52

  	Item 9A(T). Controls and Procedures. . . . . . . . . . . . . . . . 52

  	Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . 52

Part III.

	Item 10.		Directors, Executive Officers and Corporate
			Governance . . . . . . . . . . . . . . . . . . . . . . 53-60

	Item 11. 	Executive Compensation . . . . . . . . . . . . . . .. .60-61

	Item 12.		Security Ownership of Certain Beneficial Owners
				and Management and Related Stockholder Matters . . . . . .61

	Item 13.	Certain Relationships and Related Transactions,
			and Director Independence . . . . . . . . . . . . . . . . 61

	Item 14.	Principal Accountant Fees and Services . . . . . . . . 62-63
Part IV.
	Item 15.		Exhibits and Financial Statement Schedules . . . . . . 64?65


       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



          Documents Incorporated        	Part of Form 10-K


	Partnership?s Prospectus dated
	November 9, 2007                                    I

	Annual Report to Morgan Stanley
	Spectrum Series Limited Partners
	for the year ended December 31,
	2007	    II, III, and IV

       PART I
Item 1.	BUSINESS


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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International plc (?MSIP?). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (?MSCG?) acts as the counterparty on all trading of options on foreign currency forward contracts.
MSIP serves as the commodity broker for trades on the London Metal

       Exchange.  The commodity brokers prior to April 1, 2007, were Morgan Stanley DW Inc. (?Morgan Stanley DW?), MS&Co., and MSIP. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc. (?EMC?), Northfield Trading L.P. (?Northfield?), Rabar Market Research, Inc. (?Rabar?), Sunrise Capital Management, Inc. (?Sunrise?), Graham Capital Management, L.P. (?Graham?), and Altis Partners (Jersey) Limited (?Altis?) (each individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

Effective December 1, 2007, Altis was added as a Trading Advisor to the Partnership.

Effective December 1, 2007, the Partnership?s assets were reallocated as follows: 12.5% to EMC, 7.5% to Northfield, 20% to Rabar, 20% to Sunrise, 20% to Graham, and 20% to Altis.

Effective December 1, 2007, subscriptions and redemptions were allocated among the Trading Advisors as follows: EMC (20%), Rabar
(20%), Sunrise (20%), Graham (20%), and Altis (20%).

Effective April 1, 2007, Morgan Stanley DW merged into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Partnership?s principal U.S. commodity broker-dealer.
       Effective April 13, 2007, Morgan Stanley & Co.
International Limited changed its name to Morgan Stanley & Co.
International plc.

Effective February 1, 2007, subscriptions were allocated among the Trading Advisors as follows: EMC (10%), Rabar (30%), Sunrise
(30%), and Graham (30%); redemptions were allocated as follows:
Rabar (33.33%), Sunrise (33.33%), and Graham (33.34%).

Units of limited partnership interest (?Unit(s)?) are sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The managing underwriter for the Partnership is MS&Co. (Morgan
Stanley DW, prior to April 1, 2007).

The Partnership began the year at a net asset value per Unit of $29.06 and returned 7.5% to $31.24 on December 31, 2007. For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in

       one industry segment, the speculative trading of futures, forwards, and options on such contracts. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Advisors. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated November 9, 2007 (the ?Prospectus?), incorporated by reference in this Form 10-K, set forth below.

	Facets of Business
	1.	Summary	1.	"Summary" (Pages 1-9 of the
				 Prospectus).

	2.	Futures, Options, and	2.	"The Futures, Options, and
		Forwards Markets		 Forwards Markets" (Pages
				 218-222 of the Prospectus).

	3.	Partnership?s Trading	3.	?Use of Proceeds? (Pages
		Arrangements and		 29-31 of the Prospectus),
	Policies		?The Trading Advisors?
				(Pages 95-190 of the
				 Prospectus).

	4.	Management of the Part-	4.	?The Trading Advisors ?
		nership		 Management Agreements? (Page
				 95 of the Prospectus), ?The
				 General Partner? (Pages 91-
				 94 of the Prospectus),
				?The Commodity Brokers?
				 (Pages 193-194 of the
				 Prospectus) and ?The
				 Limited Partnership Agree-
				 ments? (Pages 200-203 of
				 the Prospectus).

	5.	Taxation of the Partner-	5.	?Material Federal Income Tax
		ship?s Limited Partners		 Considerations? and ?State
				 and Local Income Tax
				 Aspects? (Pages 210-217 of
				 the Prospectus).

 (d) Financial Information about Geographic Areas.  The
Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards, and options on foreign exchanges.

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website; however, the Partnership?s SEC filings are available to the public from the EDGAR database on the SEC?s website at ?http://www.sec.gov?. The Partnership?s CIK number is 0000873799.

       Item 1A.  RISK FACTORS
The Partnership is in the business of speculative trading of futures, forwards, and options on such contracts. For a detailed description of the risks that may affect the business of the Partnership or the limited partnership interests offered by the Partnership, see those portions of the Partnership?s Prospectus dated November 9, 2007, incorporated by reference in this Form 10-K, set forth in the ?Risk Factors? section of the Prospectus at pages 10-15.



Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership?s executive and administrative offices are located within the offices of MS&Co. The MS&Co. offices utilized by the Partnership are located at 522 Fifth Avenue, 13th Floor, New York, NY 10036.

Demeter changed its address in June 2007 from 330 Madison Avenue,
8th Floor, New York, NY 10017 to 522 Fifth Avenue, 13th Floor, New
York, NY 10036.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

       PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
        STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
        SECURITIES


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2007, was approximately 38,784.

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

The aggregate price of the Units sold through December 31, 2007, was $981,859,026.

       <table>
(e) Underwriter. The managing underwriter for the Partnership is MS&Co. (Morgan Stanley DW, prior to April 1, 2007).

(f) Use of Proceeds.
											    SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration	60,000.000		May 17, 1991	33-39667
Supplemental Closing	10,000.000		August 23, 1991	33-42380
Additional Registration	75,000.000 	  August 31, 1993	      33-65072
Additional Registration	     60,000.000 	  October 27, 1997	 333-01918
   Pre-conversion	    205,000.000

Units sold through 10/17/97        146,139.671
Units unsold through 10/17/97       58,860.329
   (Ultimately de-registered)
Commencing with the April 30, 1998, monthly closing, when the
Partnership became a member of the Spectrum Series of funds, each previously outstanding Unit of the Partnership was converted into
100 Units, totaling 14,613,967.100 (pre-conversion).
Additional Registration          1,500,000.000		May 11, 1998	333-47829
Additional Registration	5,000,000.000		January 21, 1999	333-68773
Additional Registration	4,500,000.000		February 28, 2000	333-90467
Additional Registration	1,000,000.000		April 30, 2002	333-84656
Additional Registration	7,000,000.000 	  April 28, 2003	      333-104005
Additional Registration	 23,000,000.000 	  April 28, 2004	 333-113393
   Total Units Registered	 42,000,000.000

Units sold post conversion      28,901,257.420
Units unsold through 12/31/07   13,098,742.580

Total Units sold
  through 12/31/07              43,515,224.520
  (pre and post conversion)

       Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the Prospectus included as part of the above referenced Registration Statements.

       <table> Item 6.	SELECTED FINANCIAL DATA (in dollars)






			 		For the Years Ended December 31,				__
			    2007   	        2006           2005           2004         2003      .

Total Trading Results
including interest
income				 84,240,950     79,402,767	 23,039,815	   33,923,907  74,213,042


Net Income (Loss)      	 37,920,143	    31,117,372    (29,214,513)  (23,311,900)  34,186,905


Net Income (Loss)
Per Unit (Limited
& General Partners)    	       2.18     	    1.61	     (1.43)	       (1.43)	   2.66


Total Assets  		533,911,805	   555,435,805	550,467,763   595,823,205  449,549,242


Total Limited
Partners' Capital		517,496,723 	   537,667,844    527,198,790   579,155,164  436,666,633


Net Asset Value
Per Unit              		31.24		   29.06          27.45         28.88        30.31









       Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS



Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIP as commodity brokers in separate futures, forwards, and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the
Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.


Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       The Partnership recorded total trading results including interest income totaling $84,240,950 and expenses totaling $46,320,807, resulting in net income of $37,920,143 for the year ended December 31, 2007. The Partnership?s net asset value per Unit increased from $29.06 at December 31, 2006, to $31.24 at December 31, 2007. Total redemptions and subscriptions for the year were $107,815,305 and $49,551,232, respectively, and the Partnership?s ending capital was $523,178,555 at December 31, 2007, a decrease of $20,343,930 from ending capital at December 31, 2006, of $543,522,485.

The most significant trading gains of approximately 6.1% were experienced in the currency sector during April, May, June, September, and October from short positions in the U.S. dollar versus the euro, Canadian dollar, Turkish lira, and Brazilian real, as well as outright short positions in the U.S. Dollar Index, as the value of the U.S. dollar weakened against most of its major rivals on investor sentiment that the U.S. Federal Reserve will need to reduce interest rates in order to prevent the U.S. economy from slowing. Additional gains of approximately 5.7% were recorded in the global interest rate sector primarily during January, May, and June from short positions in European interest rate futures as prices trended lower after consistently strong economic data out of the United Kingdom and Germany resulted in reduced demand for the ?safe haven? of fixed-income
       investments.  In addition, prices moved higher on investor sentiment that the Bank of England and European Central Bank would need to raise interest rates in order to curb inflation. During August and November, newly established long positions in U.S. and Japanese interest rate futures resulted in gains as prices increased in a continuation of a worldwide ?flight-to-quality? after volatility in the global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the ?safety? of government bonds. Within the energy markets, gains of approximately 4.7% were experienced primarily during July, September, October, and December from long futures positions in crude oil and its related products as prices moved higher amid persistent concerns regarding U.S. refinery capacity and after continuous hurricane activity in the Gulf of Mexico threatened production facilities. Prices continued to increase amid rising tensions over Iran?s nuclear program, continued weakness in the U.S. dollar, and statements from senior OPEC officials indicating that production would not be increased to pull prices lower. Smaller gains of approximately 0.9% were recorded in the agricultural markets during June, August, and September from long positions in wheat futures as prices rose amid persistently strong international demand and news from the U.S. Department of Agriculture that global stockpiles would fall to the lowest level in 26 years. Elsewhere, long positions in soybean oil and soybean meal futures
                               - 18 -


       resulted in gains primarily during May and June as prices moved higher after a representative from the European Union announced plans to increase alternative fuel sources and U.S. government reports showed that soybean acreage was down from a year ago. During November and December, further gains were experienced from long futures positions in the soybean complex and wheat as prices moved higher due to further data indicating dwindling global supplies. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 3.3% incurred in the global stock index sector during February and early March from long positions in Japanese and U.S. stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. During July, August, November, and December, long positions in U.S. equity index futures resulted in further losses as prices fell sharply on concerns that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Finally, smaller losses of approximately 1.2% were recorded in the metals markets throughout a majority of the year from both short and long positions in silver and
                             - 19 -


       aluminum futures as prices moved without consistent
direction due to conflicting data regarding supply and demand, as well as uncertainty regarding the direction of the U.S. dollar. During November, long positions in copper futures resulted in further losses as prices decreased on concerns that global demand would weaken while inventories continue to rise.

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

The most significant trading gains of approximately 6.1% were recorded in the metals markets primarily during the first six months of the year from long futures positions in copper, nickel, zinc, and aluminum as base metals prices rallied on strong global demand and reports of falling inventories. Further gains in the metals markets were experienced from long positions in gold and silver futures as prices reached 25-year highs, benefiting from
       strong demand and lagging supply.  Demand for precious metals increased on continued geopolitical concerns, inflation fears, and consistent demand from foreign central banks. In addition, silver prices were pressured higher after news that a silver-backed Exchange Traded Fund would launch. Gains were extended during October from long positions in base metals as prices continued to trend higher amid labor protests in producer countries and news that inventories had declined more-than-expected. Additionally, prices were pressured higher after the National Bureau of Statistics said that China's industrial production had increased significantly from a year earlier, reaffirming expectations that demand from China would stay strong. Additional gains of approximately 5.6% were recorded within the global stock index markets from long positions in European, U.S., and Pacific Rim stock index futures as global equity prices trended higher throughout the first quarter on strong corporate earnings and solid economic data. Long positions in Hong Kong equity index futures also recorded gains as prices moved higher during April and July on positive performance in the technology sector, speculation that the U.S. Federal Reserve could be near the end of its interest rate tightening campaign, and news that Gross Domestic Product in China had surged to 10.9% in the first six months of the year. Further gains in the global stock index futures markets were experienced during September from long positions in European
       equity index futures as prices were supported higher on merger and acquisition activity and solid corporate earnings. During the fourth quarter, further gains were recorded from long positions in U.S., European, and Pacific Rim equity index futures as prices continued to move higher amid the U.S. Federal Reserve?s decision to hold interest rates steady, consistent merger and acquisition activity, and news of the world?s largest initial public offering in China. Smaller gains of approximately 1.3% were experienced within the global interest rates sector, primarily during March and April, from short positions in U.S. and European interest rate futures as global bond prices trended lower throughout a majority of the first quarter amid strength in regional equity markets and investor sentiment that interest rates in the United States and the European Union might rise in order to combat inflation. U.S. fixed-income futures continued to move lower into the second quarter following the release of consistently strong U.S. economic data resulting in further gains from short positions. Finally, during November, gains were recorded from long positions in U.S. fixed-income futures as prices moved higher on new concerns of a slowing U.S. economy after reports showed an increase in jobless claims, while consumer sentiment unexpectedly weakened. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 1.7% in the agricultural markets from positions in wheat, soybeans, and cocoa futures. Long positions in wheat
                              - 22 ?
       futures incurred losses as prices fell in March, April, and June on forecasts for favorable weather in U.S. wheat-growing regions, while short futures positions in soybeans recorded losses as prices moved higher in March on speculative buying and increased demand. During the third quarter, losses were incurred primarily during July from long futures positions in wheat and soybean oil as prices decreased on forecasts of improved weather conditions across the growing regions of the U.S. Additional losses were incurred during July from long positions in cocoa futures as prices reversed lower on news from the International Cocoa Organization that global supplies were still adequate to meet demand. Further losses in the agricultural markets were experienced during October, November, and December from both short and long positions in the soybean complex as prices moved without consistent direction due to conflicting news regarding supply and demand. Smaller losses of approximately 1.1% were incurred within the energy markets throughout the year from futures positions in crude oil and its related products, as well as in natural gas. During February, long futures positions in crude oil and its related products recorded losses as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies, and mild weather in the U.S. Northeast. Further losses were recorded during March from short futures positions in crude
       oil and its related products as prices reversed higher early in the month on supply fears. During May, losses were incurred from long futures positions in crude oil and its related products as prices fell after supply data showed an increase in domestic inventories. Further losses were incurred from short positions in natural gas as prices moved higher on fears of a possible supply shortage. During June, newly established long positions in natural gas futures recorded losses as prices reversed lower on reports of a supply surplus and fears of a slowing global economy. During July and August, losses were also experienced from long futures positions in crude oil and its related products as prices moved lower after weaker-than-expected U.S. economic data led investors to believe that energy demand would be negatively affected and the U.S. Department of Labor reported an unexpected climb in domestic gasoline supplies. In addition, prices were pressured lower after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and news that OPEC had reduced its 2006 oil demand growth forecast. Finally, during November, losses were incurred from newly established short positions in crude oil futures and its related products as prices moved higher amid concern over OPEC's production cut after the U.S. Department of Energy reported a sharp fall in domestic inventories.

       The Partnership recorded total trading results including interest income totaling $23,039,815 and expenses totaling $52,254,328, resulting in a net loss of $29,214,513 for the year ended December 31, 2005. The Partnership?s net asset value per Unit decreased from $28.88 at December 31, 2004, to $27.45 at December 31, 2005. Total redemptions and subscriptions for the year were $115,415,285 and $92,326,015, respectively, and the Partnership?s ending capital was $533,002,342 at December 31, 2005, a decrease of $52,303,783 from ending capital at December 31, 2004, of $585,306,125.

The most significant trading losses of approximately 5.5% were recorded in the currency markets during the first and third quarters, as well as during December, from positions in foreign currencies versus the U.S. dollar. During January, long positions in the euro versus the U.S. dollar incurred losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit numbers, and speculation for higher U.S. interest rates. The U.S. dollar?s value also advanced in response to expectations that the Chinese government would announce postponement of Chinese yuan re-valuation for the foreseeable future. Additional losses were recorded during February from short positions in the euro versus the U.S. dollar as the U.S. dollar weakened in response to concern for the considerable U.S. Current-Account deficit expressed by U.S.
                              - 25 -


       Federal Reserve Chairman Alan Greenspan.  The value of the
U.S. dollar was further weakened during the remainder of February by a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank would be reducing its U.S. dollar currency reserves. Long European currency positions versus the U.S. dollar also recorded losses during March after the value of the U.S. dollar reversed sharply higher benefiting from higher U.S. interest rates and consumer prices. During August, long U.S. dollar positions against the British pound and euro resulted in losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During December, the largest losses were incurred from long U.S. dollar positions versus the euro after the euro?s value increased during mid-month on the possibility that the European Central Bank would raise interest rates in 2006. Additional losses resulted from long U.S. dollar positions versus the South African rand and both the Australian and the New Zealand dollars as their values reversed higher with gold prices. Sector losses also stemmed from short U.S. dollar positions against the British pound. Partnership losses of approximately 0.9% were recorded in the global interest rate markets primarily during the third quarter from long positions in U.S. interest rate futures. During July, long positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor
                               - 26 -


       Department released its June employment report.  During
September, long positions incurred additional losses as prices weakened after it was revealed that Hurricane Katrina?s economic impact was not significant enough to deter the U.S. Federal Reserve from its policy of raising interest rates. Smaller Partnership losses of approximately 0.6% were incurred in the agricultural markets primarily during the second and third quarters from long futures positions in wheat and corn. During April, long futures positions in wheat resulted in losses as prices fell in response to favorable weather in growing regions and reduced foreign demand. During July and August, long positions in corn futures experienced losses after prices weakened in response to higher silo rates and forecasts for supply increases. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 4.4% established in the global stock index markets during the third and fourth quarters from positions in Japanese and European stock index futures. During July, long positions in Pacific Rim and European stock index futures benefited after positive economic data out of the U.S. and Japan pushed global equity prices higher. Prices continued to strengthen after China reformed its U.S. dollar
currency peg policy.   Strong corporate earnings out of the
European Union, Japan, and the U.S. resulted in optimistic investor sentiment and pushed prices further. During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan
                              - 27 -


       Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch. Additional sector gains resulted from long positions in European stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. During the fourth quarter, long positions in Japanese and European stock index futures supplied gains as prices increased in response to falling energy prices, strong corporate earnings, and positive economic data out of the U.S. European stock markets also found support from the possibility of an end to U.S. interest rate increases.
Partnership gains of approximately 3.3% were recorded in metals during the third and fourth quarters from long futures positions in copper, aluminum, and zinc as prices strengthened amid supply tightness and strong demand from China, India, and the Middle East. In the energy markets, gains of approximately 1.0% were achieved primarily during August from long futures positions in natural gas and crude oil and its related products as prices rose on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2007 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended

       December 31, 2007, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Market Risk.
The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. In entering into these contracts, the Partnership is subject to the market risk that such contracts? may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading
                              - 29 ?
       Advisors were unable to offset positions of the
Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

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

Demeter deals with these credit risks of the Partnership in several ways. First, Demeter monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all of their customers, of the Partnership?s net margin requirements for all of its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

Second, the Partnership?s trading policies limit the amount of its Net Assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the
       Partnership?s trading, usually over several different products and exchanges. Historically, the Partnership?s exposure to any one exchange has typically amounted to only a small percentage of its total Net Assets and on those relatively few occasions where the Partnership?s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward and options on forward contract trading, the Partnership trades with only those counterparties which Demeter, together with MS&Co., has determined to be creditworthy. The Partnership presently deals with MS&Co. as the sole counterparty on all trading of foreign currency forward contracts and MSCG as the sole counterparty on all trading of options on foreign currency forward contracts.

For additional information, see the ?Financial Instruments? section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2007, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.
       Inflation has not been a major factor in the Partnership?s operations.

New Accounting Developments.
In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 became effective for the Partnership as of January 1, 2007. The Partnership has determined that the adoption of FIN 48 did not have a material impact on the Partnership?s Financial Statements. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk.
Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partner-ship is required to meet margin requirements equal to the net
                               - 34 ?


       unrealized loss on open forward currency contracts in the
Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experiences to date under
                              - 35 ?
       the ?Partnership?s Value at Risk in Different Market
Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The
                              - 36 ?
       Partnership estimates VaR using a model based upon
historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or
                            - 37 ?
       contract and do not distinguish between exchange and non-
exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2007 and 2006. At December 31, 2007 and 2006, the Partnership?s total capitalization was approximately $523 million and $544 million, respectively.

Primary Market		    December 31, 2007	  December 31, 2006
Risk Category		      Value at Risk	          Value at Risk

Currency  			    	(0.49)%       		  (1.27)%

Interest Rate			     (0.31)   		       (0.83)

Equity					(0.20)			  (1.95)

Commodity				     (1.39)   			  (0.65)

Aggregate Value at Risk	     (1.44)%			  (2.40)%



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

The table below supplements the December 31, 2007, VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end
                             - 39 ?
       reporting periods from January 1, 2007, through December
31, 2007.

Primary Market Risk Category 	      High       Low      Average
Currency						(1.53)%	 (0.49)%	  (1.13)%
Interest Rate					(1.33)	 (0.31)	  (0.67)
Equity						(1.54)	 (0.20)	  (0.68)
Commodity 					(2.21)	 (0.47)	  (1.15)
Aggregate Value at Risk			(2.96)%	 (1.44)%	  (2.27)%


Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
*	past changes in market risk factors will not always result
in accurate predictions of the distributions and
correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;


-	40 ?

*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on
future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR
estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2006, and for the four quarter-end reporting periods during calendar year 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of December 31, 2007, such amount is equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.
Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute
       forward-looking statements within the meaning of Section
27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. At December 31, 2007, the Partnership had market exposure to the currency sector. The Partnership?s currency market exposure was to exchange rate fluctuations, primarily
                             - 43 ?
       fluctuations which disrupt the historical pricing
relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At December 31, 2007, the Partnership?s major exposures were to the Canadian dollar, Japanese yen, Swiss franc, British pound, euro, Australian dollar, and New Zealand dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At December 31, 2007, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., Japanese, European, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability.
The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the
                              - 44 ?
       Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At December 31, 2007, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary market exposures were to the DAX (Germany), NIKKEI 225 (Japan), NASDAQ 100 (U.S.), SPI 200 (Australia), Hang Seng (Hong Kong), TOPIX (Japan), Euro Stoxx 50 (Europe), AEX (Netherlands), RUSSELL 2000 (U.S.), TAIWAN (Taiwan), All-Share (South Africa), FTSE 100 (United Kingdom), and Dow Jones (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, Japanese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The largest market exposure of the Partnership at December 31, 2007, was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at December 31, 2007, was to the markets that comprise these sectors. Most of the exposure was to the soybeans, soybean meal, corn, wheat, cocoa, soybean oil, lean hogs, coffee, live cattle, sugar, lumber, rubber, feeder cattle, and rapeseed markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	 The third largest market exposure of the
Partnership at December 31, 2007, was to the metals sector.
The Partnership's metals exposure was to fluctuations in the
                           - 46 -


       price of base metals, such as aluminum, copper,
nickel, zinc, tin, lead, and palladium, and precious metals, such as gold, silver, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.


Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2007, were in euros, Hong Kong dollars, Japanese yen, South African rand, British pounds, Mexican pesos, Norwegian kroner, Swedish kronor, Swiss francs, Singapore dollars, Israeli shekel, Canadian dollars, Australian dollars, New Zealand dollars, Czech koruna, and Hungarian forint. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosure Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, in a multi-advisor Partnership, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.


Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

Quarter	  Total Trading Results        Net 	        Net Income/
Ended    including interest income   Income/(Loss)  (Loss) Per Unit

2007
March 31 		$(36,398,624)		$ (48,035,313)	     $ (2.58)
June 30	  	  89,269,053		   78,115,518	        4.25
September 30	  (9,650,072)		  (21,378,761)	       (1.16)
December 31	  41,020,593	 	   29,218,699	        1.67

Total			$ 84,240,950		$  37,920,143		$  2.18


2006
March 31 		$ 31,802,353		$  19,972,754	     $  1.03
June 30	  	  36,753,206		   24,144,618	        1.26
September 30	 (18,019,116)		  (30,155,561)	       (1.59)
December 31	  28,866,324	 	   17,155,561	        0.91

Total			$ 79,402,767		$  31,117,372		$  1.61


Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACOUNTING AND FINANCIAL DISCLOSURE

None.


Item 9A.  CONTROLS AND PROCEDURES
As of the end of the period covered by this annual report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

The Partnership?s internal control over financial reporting includes those policies and procedures that:

*	Pertain to the maintenance of records that, in reasonable
detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

*	Provide reasonable assurance that transactions are recorded
as necessary to permit preparation of Financial Statements in accordance with generally accepted accounting principles, and that the Partnership?s transactions are being made only in accordance with authorizations of Management and directors;
and




-	50 ?

*	Provide reasonable assurance regarding prevention or timely
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

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2007.

Attestation Report of the Registered Public Accounting Firm
Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on

       the Partnership?s internal control over financial
reporting. This report, which expresses an unqualified opinion on the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2007.

Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this annual report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9A(T).  CONTROLS AND PROCEDURES
Not applicable.

Item 9B.  OTHER INFORMATION
None.

       PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter, its general partner.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 42, is a Director, Chairman of the Board of Directors, and President of Demeter. Mr. Davis is an Executive Director at Morgan Stanley and the Director of Morgan Stanley?s Managed Futures Department. Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank?s Alternative Investment Group. Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds. Mr. Davis received an M.B.A in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 52, is a Director of Demeter. Mr. Zafran is a Managing Director at Morgan Stanley and, in January 2007, was named Director of Annuity and Insurance Services. Previously, Mr. Zafran was Director of the
       Wealth Solutions Division. Mr. Zafran joined the firm in
1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations. Subsequently, he was named Chief Administrative Officer of Morgan Stanley?s Client Solution Division in 2002. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 42, is a Director of Demeter. Mr. Ketterer is a Managing Director of Morgan Stanley and is head of the Client Solutions Group. The Client Solutions Group is comprised of a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department, Mutual Fund Department, and Retirement & Equity Solutions Group), which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm. Mr. Ketterer received his M.B.A from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

       Effective May 1, 2005, Mr. Harry Handler, age 49, is a
Director of Demeter. Mr. Handler serves as an Executive Director at Morgan Stanley in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division as Equity Risk Officer. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group?s Best Execution Committee and manages the Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective May 1, 2006, Mr. Richard D. Gueren, age 46, is a Director of Demeter. Mr. Gueren is an Executive Director, Retail
                             - 55 ?
       Options and Transactional Futures of Morgan Stanley.  He is
responsible for marketing the options and futures product to the firm?s approximately 600 offices and approximately 9,000 Financial Advisors/Investment Representatives. Mr. Gueren first joined Dean Witter in August 1986, as a Compliance Analyst and in October 1987 became a member of the Options Strategy/Trading team. In 1997, Dean Witter merged with Morgan Stanley. Mr. Gueren is the firm?s Senior Registered Options Principal. He is a member of several Morgan Stanley committees, including the firm?s National Error Committee and Best Execution Committee. He is an advisory member to the Credit & Risk Committee. Mr. Gueren is also an active member of several exchange and industry committee, including the Managing Directors Committee for the Chicago Board Options Exchange, and the Retail Advisory Committees for the American Stock Exchange, the Philadelphia Stock Exchange, the Pacific Stock Exchange, and the International Securities Exchange. Mr. Gueren is also an Industry Arbitrator for FINRA and has been seated on numerous industry cases over the past eight years. He has also been asked to testify as an expert witness regarding options on numerous occasions. Mr. Gueren holds a Bachelor of Science degree in Economics from the University of Hartford.

Effective May 1, 2006, Mr. Michael P. McGrath, age 39, is a Director of Demeter. Mr. McGrath is a Managing Director at Morgan Stanley and currently serves as the Chief Operating Officer for Private Wealth Management Americas, including Private Wealth
       Management North America and Private Wealth Management
Latin America. He is also the Chairman of the Global Wealth Management Alternative Investments Due Diligence Committee. Prior to his current role, Mr. McGrath was the Director of Product Development for Morgan Stanley?s Global Wealth Management Group. Mr. McGrath joined Morgan Stanley in May 2004, from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois. At Nuveen, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to the ultra-high net worth investor. Mr. McGrath received his B.A. degree from Saint Peters College in 1990 and his M.B.A in Finance from New York University in 1996.

Effective May 1, 2006, Mr. Andrew Saperstein, age 41, is a Director of Demeter. Mr. Saperstein is Chief Operating Officer of National Sales for the Global Wealth Management Group, and serves as a member of the group?s Executive Committee. He is also a member of the Morgan Stanley Management Committee. One of the largest businesses of its kind in the world with $690 billion in client assets, the Global Wealth Management Group provides a range of wealth management products and services to individuals, businesses, and institutions. These include brokerage and investment advisory services, financial and wealth planning, credit and lending, banking and cash management, annuities and insurance, retirement and trust. Prior to joining Morgan Stanley

       in March 2006, Mr. Saperstein was with Merrill Lynch as
First Vice President and Chief Operating Officer of the Direct Division, and served as a member of the Global Private Client Executive Committee. In this capacity, he was responsible for the oversight of the online brokerage unit and the Financial Advisory Center, including the Retail Client Relationship Management group, the Services, Operations and Technology group, the Client Acquisition team, and the Business Development and Analysis team. Mr. Saperstein joined Merrill Lynch in November 2001. Prior to Merrill Lynch, Mr. Saperstein was a partner in the Financial Institutions group of McKinsey & Co. Additionally, he served as co-leader of both the North American Asset Management and Brokerage Practice and North American Recruiting. Mr. Saperstein graduated cum laude from Harvard Law School and summa cum laude from the Wharton School/College of Arts and Sciences at the University of Pennsylvania with a dual degree in Economics and Finance.

Effective September 22, 2006, Mr. Jacques Chappuis, age 38, is a Director of Demeter. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the
Global Wealth Management Group. Prior to joining Morgan Stanley in August 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that, a Managing Director at Citigroup Alternative Investments. Before
       joining Citigroup, Mr. Chappuis was a consultant at the
Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received an M.B.A in Finance, with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. in Finance from Tulane University in 1991.

Effective December 3, 2007, Mr. Christian Angstadt, age 46, serves as Chief Financial Officer of Demeter. He is an Executive Director within Morgan Stanley?s Financial Control Group. Mr. Angstadt currently serves as Chief Financial Officer for Morgan Stanley Trust FSB and Morgan Stanley Trust NA, and is responsible for the governance and overall financial management of these regulated banks (appointed Chief Financial Officer in May 2003).
 Since joining Morgan Stanley in April 1990, Mr. Angstadt has held several positions within the firm?s Financial Control Group, mostly supporting the Asset Management segment (including Chief Financial Officer for Morgan Stanley Asset Management Operations). Mr. Angstadt received a B.A. in Accounting from Montclair University.

All of the foregoing directors have indefinite terms.

       Effective December 3, 2007, Mr. Lee Horwitz no longer serves as Chief Financial Officer of Demeter.

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
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the

       business affairs of the Partnership but receives no
compensation for such services.


Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2007, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2007,
Demeter owned 181,848.769 Units of general partnership interest, representing a 1.09 percent interest in the Partnership.

(c)	Changes in Control ? None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
		DIRECTOR INDEPENDENCE

Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2007, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, MS&Co. (Morgan Stanley DW, through March 31, 2007) received commodity brokerage fees (paid and accrued by the Partnership) of $31,522,666 for the year ended December 31, 2007.

Item  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co. (Morgan Stanley DW, through March 31, 2007), on behalf of the Partnership, pays all accounting fees. The Partnership reimburses MS&Co. through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2007.

(1)	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessments on the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $61,633 for the year ended December 31, 2007, and $57,390 for the year ended December 31, 2006.

(2)	Audit-Related Fees.  None.

(3)	Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2007 and 2006 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees.  None.

Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP that are borne by MS&Co. through the brokerage fees paid for by the Partnership are approved by Morgan Stanley?s Board Audit Committee and the Board of Directors of Demeter.

       PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2007, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
?	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2007, 2006, and 2005.

?	Statements of Financial Condition, including the Schedules
of Investments, as of December 31, 2007 and 2006.

?	Statements of Operations, Changes in Partners? Capital,
and Cash Flows for the years ended December 31, 2007, 2006, and 2005.

?	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2007, is not deemed to be filed with this report.

2. Listing of Financial Statements Schedules
   No Financial Statement schedules are required to be filed with this report.

3.  Exhibits
For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-4.

      	SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	MORGAN STANLEY SPECTRUM SELECT L.P.
	(Registrant)

	BY:  Demeter Management Corporation,
	General Partner

March 27, 2008			BY: /s/	Walter Davis
		Walter Davis,
		President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.


BY: /s/ 	Walter Davis	                    		  March 27, 2008
	  	Walter Davis, President

    /s/    Frank Zafran  	             		  March 27, 2008
           Frank Zafran, Director

    /s/    Douglas J. Ketterer   	             		  March 27, 2008
           Douglas J. Ketterer, Director

    /s/    Harry Handler		           		  March 27, 2008
	    	Harry Handler, Director

    /s/ 	Richard D. Gueren          		    		  March 27, 2008
	 	Richard D. Gueren, Director

    /s/	Michael P. McGrath		                	  March 27, 2008
	  	Michael P. McGrath, Director

    /s/  	Andrew Saperstein	                 	  March 27, 2008
	    	Andrew Saperstein, Director

    /s/  	Jacques Chappuis		                 	  March 27, 2008
	    	Jacques Chappuis, Director

    /s/  	Christian Angstadt	                 	  March 27, 2008
	    	Christian Angstadt, Chief Financial Officer

       EXHIBIT INDEX
ITEM
3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, is incorporated by reference to
Exhibit A of the Partnership?s Prospectus, dated November
9, 2007, filed with the Securities and Exchange Commission
pursuant to Rule 424(b)(3) under the Securities Act of
1933 on November 19, 2007.
3.02	Certificate of Limited Partnership, dated March 19, 1991,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File No.
333-47829) filed with the Securities and Exchange
Commission on March 12, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 28, 1998 (changing its name from
Dean Witter Select Futures Fund L.P.), is incorporated by
reference to Exhibit 3.03 of the Partnership's 10-K for
fiscal year ended December 31, 1998 filed with the
Securities and Exchange Commission on March 31, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated April 6, 1999, (changing its name from
Dean Witter Spectrum Select L.P.), is incorporated by
reference to Exhibit 3.03 of the Partnership's
Registration Statement on Form S-1 (File No. 333-68773)
filed with the Securities and Exchange Commission on April
12, 1999.
3.05	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Select L.P.), is
incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-19511) filed with the
Securities and Exchange Commission on November 1, 2001.
10.01	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Rabar
Market Research, Inc. is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 10-K (File No.
0-19511) for fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31,
1999.

10.01(a)	Amendment No. 1 to Amended and Restated Management
Agreement among the Partnership, Demeter, and Rabar Market
Research, Inc., dated as of October 3, 2006, is
incorporated by reference to Exhibit 10.01(a) of the
Partnership?s Form 8-K (File No. 0-19511) filed with the
Securities and Exchange Commission on October 10, 2006.
10.02	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and EMC
Capital Management, Inc., is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 10-K (File No. 0-
19511) for fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

10.02(a)	Amendment No. 1 to Amended and Restated Management
Agreement among the Partnership, Demeter, and EMC Capital Management, Inc., dated as of October 3, 2006, is incorporated by reference to Exhibit 10.02(a) of the
Partnership?s Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on October 10, 2006.
10.03	Amended and Restated Management Agreement, dated as of
June 1, 1998, among the Partnership, Demeter, and Sunrise
Capital Management, Inc., is incorporated by reference to
Exhibit 10.03 of the Partnership's Form 10-K (File No.
0-19511) for fiscal year ended December 31, 1998 filed
with the Securities and Exchange Commission on March 31,
1999.
10.04	Management Agreement, dated as of January 1, 2004, among
the Partnership, Demeter, and Graham Capital Management,
L.P., is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on March 10, 2004.
10.07	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by purchasers of Units is incorporated by reference to Exhibit B of the Partnership?s Prospectus, dated November 9, 2007, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on
November 19, 2007.

10.10	Escrow Agreement, dated as of July 25, 2007, among The
Bank of New York, Demeter, and Morgan Stanley & Co.
Incorporated, is incorporated by reference to Exhibit
10.10 of the Partnership?s Form 8-K (File No. 0-19511)
filed with the Securities and Exchange Commission on July
31, 2007.
10.11	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s Prospectus, dated November
9, 2007, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of
1933 on November 19, 2007.
10.12	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October 16,
2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001. 10.12(a)Amendment No. 1 to the Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW
Inc., dated July 1, 2005, is incorporated by reference to
Exhibit 10.12(a) of the Partnership?s Form 10-Q (File No. 0-19511) filed with the Securities and Exchange Commission on August 10, 2005.
10.13	Commodity Futures Customer Agreement between MS&Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s For8-K
(File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.14	Customer Agreement between the Partnership and MSIP dated
as of June 6, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No.
0-19511) filed with the Securities and Exchange Commission
on November 1, 2001.
10.15	Foreign Exchange and Options Master Agreement between
MS&Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.

10.16	Management Agreement, dated as of May 1, 2001, among the
Partnership, Demeter, and Northfield Trading L.P., is incorporated by reference to Exhibit 10.01 of the
Partnership?s Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on April 25, 2001.
10.17	Securities Account Control Agreement between the
Partnership and MS&Co., dated as of May 1, 2000, is
incorporated by reference to Exhibit 10.03 of the
Partnership?s Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on November 1, 2001.
10.19	Management Agreement, dated as of October 9, 2007, among
the Partnership, Demeter, and Altis Partners (Jersey)
Limited, is incorporated by reference to Exhibit 10.19 of
the Partnership?s Form 8-K (File No. 0-19511) filed with
the Securities and Exchange Commission on October 15,
2007.
13.01	December 31, 2007, Annual Report to Limited Partners is
filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                 Morgan Stanley
                                                                Spectrum Series
 December 31, 2007
 Annual Report


    [LOGO] Morgan Stanley

MORGAN STANLEY SPECTRUM SERIES

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year each Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for each Fund. Past performance is no guarantee of future results.



             1991    1992  1993   1994   1995 1996  1997 1998 1999    2000   2001   2002  2003 2004   2005  2006   2007
FUND          %       %     %      %      %    %     %    %    %       %      %      %     %    %      %     %      %
-------------------------------------------------------------------------------------------------------------------------
Spectrum
 Currency.    --      --    --     --     --   --    --   --   --     11.7   11.1   12.2  12.4 (8.0) (18.3) (3.4) (13.5)
                                                                    (6 mos.)
-------------------------------------------------------------------------------------------------------------------------
Spectrum
 Global
 Balanced.    --      --    --   (1.7)   22.8 (3.6) 18.2 16.4  0.8    0.9    (0.3) (10.1) 6.2  (5.6)  4.2    2.4   0.2
                                (2 mos.)
-------------------------------------------------------------------------------------------------------------------------
Spectrum
 Select...   31.2   (14.4) 41.6  (5.1)   23.6  5.3  6.2  14.2 (7.6)   7.1     1.7   15.4  9.6  (4.7) (5.0)   5.9   7.5
           (5 mos.)
-------------------------------------------------------------------------------------------------------------------------
Spectrum
 Strategic    --      --    --    0.1    10.5 (3.5) 0.4  7.8  37.2   (33.1)  (0.6)  9.4   24.0  1.7  (2.6)  20.9   5.0
                                (2 mos.)
-------------------------------------------------------------------------------------------------------------------------
Spectrum
 Technical    --      --    --   (2.2)   17.6 18.3  7.5  10.2 (7.5)   7.8    (7.2)  23.3  23.0  4.4  (5.4)   5.4  (14.2)
                                (2 mos.)
-------------------------------------------------------------------------------------------------------------------------

           INCEPTION-  COMPOUND
            TO-DATE   ANNUALIZED
             RETURN     RETURN
FUND           %          %
--------------------------------
Spectrum
 Currency.   (1.6)      (0.2)

--------------------------------
Spectrum
 Global
 Balanced.   56.3        3.5

--------------------------------
Spectrum
 Select...   212.4       7.2

--------------------------------
Spectrum
 Strategic   80.1        4.6

--------------------------------
Spectrum
 Technical   102.2       5.5

--------------------------------

DEMETER MANAGEMENT CORPORATION

522 Fifth Avenue, 13th Floor
New York, NY 10036
Telephone (212) 296-1999

MORGAN STANLEY SPECTRUM SERIES
ANNUAL REPORT
2007

Dear Limited Partner:
  This marks the eighth annual report for Morgan Stanley Spectrum Currency L.P., the fourteenth annual report for Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P., and the seventeenth annual report for Morgan Stanley Spectrum Select L.P. The Net Asset Value per Unit for each of the five Morgan Stanley Spectrum funds ("Fund(s)") as of December 31, 2007 was as follows:

                                                    % CHANGE
                    FUNDS                    N.A.V. FOR YEAR
                    ----------------------------------------
                    Spectrum Currency        $ 9.84  -13.5%
                    ----------------------------------------
                    Spectrum Global Balanced $15.63    0.2%
                    ----------------------------------------
                    Spectrum Select          $31.24    7.5%
                    ----------------------------------------
                    Spectrum Strategic       $18.01    5.0%
                    ----------------------------------------
                    Spectrum Technical       $20.22  -14.2%
                    ----------------------------------------

  Since its inception in July 2000, Spectrum Currency has returned -1.6% (a compound annualized return of -0.2%). Since their inception in November 1994, Spectrum Global Balanced has returned 56.3% (a compound annualized return of 3.5%), Spectrum Strategic has returned 80.1% (a compound annualized return of 4.6%), and Spectrum Technical has returned 102.2% (a compound annualized return of 5.5%). Since its inception in August 1991, Spectrum Select has returned 212.4% (a compound annualized return of 7.2%).

  Detailed performance information for each Fund is located in the body of the financial report. (Note: all returns are net of all fees). For each Fund, we provide a trading results by sector chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates. In the case of Spectrum Currency, we provide the trading gains and trading losses for the five major currencies in which the Fund participates, and composite information for all other "minor" currencies traded within the Fund.

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

  Effective September 1, 2007, Chesapeake Capital Corporation ("Chesapeake") agreed temporarily to waive the management fee it receives from Spectrum Technical. The waiver of the management fee remained in effect through December 31, 2007. Effective January 1, 2008, Chesapeake, in consultation with the General Partner, has agreed to a further temporary partial waiver of the management fee it receives from Spectrum Technical. The General Partner will notify you prior to the end of this management fee waiver. Due to Chesapeake's partial waiver of the management fee, effective January 1, 2008, Spectrum Technical pays Chesapeake a monthly management fee equal to 1/6 of 1% of Spectrum Technical's Net Assets allocated to Chesapeake as of the beginning of each month (a 2% annual rate). Prior to the management fee waiver, Spectrum Technical paid Chesapeake a monthly management fee equal to 1/4 of 1% of Spectrum Technical's Net Assets allocated to Chesapeake as of the beginning of each month (a 3% annual rate).

  Effective February 29, 2008, Demeter terminated the management agreement by and among Demeter, Spectrum Global Balanced, and Cornerstone Quantitative Investment Group, Inc. ("Cornerstone"). Consequently, Cornerstone ceased all futures interests trading on behalf of Spectrum Global Balanced as of February 29, 2008. Effective March 1, 2008, the estimated percentage of net assets allocated to each trading advisor of Spectrum Global Balanced were as follows:
SSARIS Advisors, LLC (33.34%); Altis Partners (Jersey) Limited (33.33%); and C-View International Limited (33.33%).

  Effective February 29, 2008, Demeter terminated the management agreement by and among Demeter, Spectrum Strategic, and Cornerstone. Consequently, Cornerstone ceased all futures interests trading on behalf of Spectrum Strategic as of February 29, 2008. Effective March 1, 2008, the estimated percentage of net assets allocated to each trading advisor of Spectrum Strategic were as follows: Blenheim Capital Management, L.L.C. (52.50%); Eclipse Capital Management Limited (27.50%); and FX Concepts Trading Advisor, Inc. (20%).

  The percentage of net assets allocated to each trading advisor of Spectrum Global Balanced and Spectrum Strategic as of March 1, 2008, as set forth above, supplements the table under "Use of Proceeds" on page 30 of the Spectrum Funds' Prospectus dated November 9, 2007.

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 522 Fifth Avenue, 13th Floor, New York, NY 10036, or your Morgan Stanley Financial Advisor.

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

This report is based on information from multiple sources and Morgan Stanley makes no representation as to the accuracy or completeness of information from sources outside of Morgan Stanley.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

                       [CHART]

                                      Year Ended
                                  December 31, 2007
                                -----------------------
Australian dollar                      -0.32%
British pound                           0.72%
Euro                                    4.79%
Japanese yen                           -2.17%
Swiss franc                            -2.44%
Minor Currencies                       -9.27%



Note:Reflects trading results only and does not include fees or interest income.
     Minor currencies may include, but are not limited to, the South African rand, Thai baht, Singapore dollar, Mexican peso, New Zealand dollar, Polish zloty, Brazilian real, Norwegian krone, Czech koruna, Chilean peso, and Russian ruble.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. The most significant trading losses were experienced throughout a majority of the year from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved in a trendless pattern due to investor uncertainty regarding the status of the South African economy. Meanwhile, short positions in the Swiss franc versus the U.S. dollar incurred losses primarily during February, March, July, August, October, and November as the value of the Swiss franc reversed higher against the U.S. dollar due to accelerating fears of inflation in Switzerland and speculation that the Swiss National Bank would raise interest rates. During December, newly established long positions in the Swiss franc versus the U.S. dollar incurred further losses as the value of the U.S. dollar moved higher against its major rivals during the first half of the month following a smaller-than-expected interest rate cut by the U.S. Federal Reserve. Losses were incurred during late February and early March from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed sharply higher against the U.S. dollar in late February due to a combination of factors including an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances", which encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. During July, August, and October, short positions in the Japanese yen versus the U.S. dollar resulted in

MORGAN STANLEY SPECTRUM CURRENCY L.P.
FACTORS INFLUENCING ANNUAL TRADING LOSSES: (continued)

  further losses as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced "carry-trade" positions after the sell-off in the global equity markets resulted in investors trimming "riskier" assets funded by loans in Japan. Finally, losses were experienced from both short and long positions in the Japanese yen versus the U.S. dollar during November and December as the value of the Japanese yen moved without consistent direction due to the uncertainty regarding the future interest rate policy of the Bank of Japan. Elsewhere, losses were recorded from short positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso moved higher during March and April on increased speculation of an interest rate hike by the Bank of Mexico. Additional losses were incurred during June, July, and August from newly established long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso reversed lower leading up to and after the Bank of Mexico's decision to hold interest rates steady at 7.25%. Lastly, smaller losses were recorded primarily during January, February, May, August, November, and December from long positions in the New Zealand dollar and Australian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its major rivals due to the aforementioned reasons regarding demand for U.S. dollar-denominated government bonds.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Trading gains for the year were recorded primarily during March and April from long positions in the euro versus the U.S. dollar as the value of the euro moved higher against the U.S. dollar amid indications from European Central Bank member Klaus Liebscher that interest rates in the Euro-Zone would increase further if inflation continued to rise. During September and October, additional gains were experienced from long positions in the euro versus the U.S. dollar as the value of the U.S. dollar was pulled lower leading up to and following the U.S. Federal Reserve's decision to cut interest rates to 4.50%. Lastly, during November, long positions in the euro relative to the U.S. dollar experienced additional gains as the euro strengthened against the U.S. dollar after Gross Domestic Product in the Euro-Zone came in higher than expected. Additional gains were experienced throughout a majority of the year from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real trended higher as consistently strong economic data out of Brazil led to investor sentiment that the Central Bank of Brazil would continue raising interest rates. In December, long positions in the Brazilian real versus the U.S. dollar achieved gains as the value of the U.S. dollar moved lower relative to its major rivals amid investor sentiment that U.S. interest rates would continue to decline.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

                                     [CHART]

                                  Year ended December 31, 2007
                                  ----------------------------
Currencies                                  0.14%
Interest Rates                              4.07%
Stock Indices                              -5.83%
Energies                                    1.21%
Metals                                      1.25%
Agriculturals                              -0.10%



Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were experienced in the global interest rate sector during January, May, and June from short positions in U.S., German, and Japanese fixed-income futures as prices trended lower as consistently strong economic data out of these countries resulted in reduced demand for the "safe haven" of fixed-income investments. In addition, prices moved higher on investor sentiment that these respective central banks would need to raise interest rates in order to curb inflation. During August, September, and November, newly established long positions in U.S., German, and Japanese fixed-income futures resulted in gains as prices increased in a continuation of a worldwide "flight-to-quality" after volatility in global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the "safety" of government bonds.

.. Additional gains were recorded in the metals markets during February, March, and April from long positions in nickel and copper futures as prices moved higher on speculation that low stockpiles would create a supply shortage and after the International Monetary Fund's strong global growth forecasts bolstered sentiment that demand for base metals would increase. Further gains were recorded from newly established short positions in nickel futures as prices moved lower during June and November on news that China would cut stainless steel output. Elsewhere in the metals complex, short positions in silver futures resulted in gains during March and June as prices fell amid speculative selling.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
FACTORS INFLUENCING ANNUAL TRADING GAINS: (continued)


.. Smaller gains were recorded in the energy markets during March, April, July, and December from long futures positions in crude oil and its related products as prices trended higher due to persistent concerns that instability in Iraq and tension over Iran's nuclear program would negatively affect global supply. In addition, energy prices increased amid continued weakness in the U.S. dollar as U.S. dollar-denominated assets became more attractive to investors.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses for the year were recorded in the global stock index sector during February and early March from long positions in U.S., European, and Pacific Rim stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, worries that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. During July, August, November, and December, long positions in U.S. and European equity index futures resulted in further losses as prices fell sharply on concerns that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. These concerns heightened after U.S. Federal Reserve Chairman Bernanke told a congressional hearing on November 8, 2007, that U.S. policy makers expected U.S. growth to "slow noticeably" in the fourth quarter of 2007 and remain "sluggish" in the first half of 2008.

MORGAN STANLEY SPECTRUM SELECT L.P.

                       [CHART]

                                      Year Ended
                                  December 31, 2007
                                -----------------------
Currencies                              6.14%
Interest Rates                          5.67%
Stock Indices                          -3.25%
Energies                                4.69%
Metals                                 -1.23%
Agriculturals                           0.88%



Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were experienced in the currency sector during April, May, June, September, and October from short positions in the U.S. dollar versus the euro, Canadian dollar, Turkish lira, and Brazilian real, as well as outright short positions in the U.S. Dollar Index, as the value of the U.S. dollar weakened against most of its major rivals on investor sentiment that the U.S. Federal Reserve would need to reduce interest rates in order to prevent the U.S. economy from slowing.

.. Additional gains were recorded in the global interest rate sector primarily during January, May, and June from short positions in European interest rate futures as prices trended lower after consistently strong economic data out of the United Kingdom and Germany resulted in reduced demand for the "safe haven" of fixed-income investments. In addition, prices moved higher on investor sentiment that the Bank of England and European Central Bank would need to raise interest rates in order to curb inflation. During August and November, newly established long positions in U.S. and Japanese interest rate futures resulted in gains as prices increased in a continuation of a worldwide "flight-to-quality" after volatility in the global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the "safety" of government bonds.

MORGAN STANLEY SPECTRUM SELECT L.P.
FACTORS INFLUENCING ANNUAL TRADING GAINS: (continued)


.. Within the energy markets, gains were experienced primarily during July, September, October, and December from long futures positions in crude oil and its related products as prices moved higher amid persistent concerns regarding U.S. refinery capacity and after continuous hurricane activity in the Gulf of Mexico threatened production facilities. Prices continued to increase amid rising tensions over Iran's nuclear program, continued weakness in the U.S. dollar, and statements from senior OPEC officials indicating that production would not be increased to pull prices lower.

.. Smaller gains were recorded in the agricultural markets during June, August, and September from long positions in wheat futures as prices rose amid persistently strong international demand and news from the U.S. Department of Agriculture that global stockpiles would fall to the lowest level in 26 years. Elsewhere, long positions in soybean oil and soybean meal futures resulted in gains primarily during May and June as prices moved higher after a representative from the European Union announced plans to increase alternative fuel sources and U.S. government reports showed that soybean acreage was down from a year earlier. During November and December, further gains were experienced from long futures positions in the soybean complex and wheat as prices moved higher due to further data indicating dwindling global supplies.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses for the year were recorded in the global stock index sector during February and early March from long positions in Japanese and U.S. stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. During July, August, November, and December, long positions in U.S. equity index futures resulted in further losses as prices fell sharply on concerns that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings.

.. Finally, smaller losses were recorded in the metals markets throughout a majority of the year from both short and long positions in silver and aluminum futures as prices moved without consistent direction due to conflicting data regarding supply and demand, as well as uncertainty regarding the direction of the U.S. dollar. During November, long positions in copper futures resulted in further losses as prices decreased on concerns that global demand would weaken while inventories continued to rise.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

                                     [CHART]

                                  Year ended December 31, 2007
                                  ----------------------------
Currencies                                  0.03%
Interest Rates                              1.49%
Stock Indices                               1.54%
Energies                                    1.60%
Metals                                     -2.84%
Agriculturals                               8.19%



Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were experienced in the agricultural markets during January, February, June, and September from long futures positions in soybeans and soybean meal as prices rose on speculative buying, news of persistent global demand, and worries that drought conditions in the U.S. South and flooding in the U.S. Midwest might have damaged crops. Further gains were experienced during November and December from long futures positions in the soybean complex as prices continued to move higher amid speculation that the rising cost of oil would boost demand for alternative biofuels made from crops. Elsewhere, long positions in cocoa futures resulted in gains as prices moved higher during February, May, June, September, and December on speculation that political tensions in the Ivory Coast, the world's biggest cocoa producer, would limit production. During May, September, November, and December, long positions in coffee futures experienced gains as prices moved higher on concerns that adverse weather conditions in Brazil and Vietnam would reduce supplies.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
FACTORS INFLUENCING ANNUAL TRADING GAINS: (continued)


.. Additional gains were recorded in the energy markets during January from short futures positions in oil related products as prices declined on skepticism that OPEC would cut production as much as originally pledged. Towards the end of February, long futures positions in gasoline resulted in gains as prices moved higher on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future. During March, September, October, and December, long futures positions in crude oil and its related products recorded gains as prices increased due to persistent concerns that instability in Iraq and tension over Iran's nuclear program would negatively affect global supply. In addition, energy prices trended higher amid continued weakness in the U.S. dollar as U.S. dollar-denominated assets became more attractive to investors.

.. Within the global stock index sector, gains were recorded during January, March, April, and May from long positions in German and Hong Kong equity index futures as prices increased on continued optimism about the future of the global economy, as well as strong corporate earnings and increased merger and acquisition activity. During September and October, further gains were experienced from long positions in Hong Kong stock index futures as prices moved higher on sentiment that the easing U.S. Federal Reserve policy would continue and strength in the technology sector.

.. Gains were also experienced in the global interest rate sector during January, May, and June from short positions in U.S. interest rate futures as prices fell amid consistently strong economic data and rising equity prices. During October, long positions in U.S. fixed-income futures experienced gains toward the end of the month as prices increased after government reports revealed that housing starts in the U.S. had plunged to a 14-year low in September and sales of previously owned homes had fallen to the lowest level in eight years. Further gains were recorded during November from long positions in U.S. fixed-income futures as prices continued to increase following a sharp decline in global equity markets and forecasts of deeper losses related to sub-prime investments, which fueled speculation that the U.S. Federal Reserve would need to reduce borrowing costs in response to widespread fears of an economic decline.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses were experienced in the metals markets throughout a majority of the year from long positions in zinc and aluminum futures as prices reversed sharply lower due to rising global inventories. In addition, prices continued to weaken on speculation that a possible slowing of the global economy due to the U.S. sub-prime mortgage crisis would reduce future demand for base metals.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

                                     [CHART]

                                  Year ended December 31, 2007
                                  ----------------------------
Currencies                                  -0.65%
Interest Rates                               2.26%
Stock Indices                               -3.40%
Energies                                     0.24%
Metals                                      -2.27%
Agriculturals                               -0.11%



Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. The most significant trading losses were recorded in the global stock index markets primarily during February and early March from long positions in U.S. and European stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, worries that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. During July, August, November, and December, long positions in U.S. and European equity index futures resulted in further losses as prices fell sharply on concerns that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings.

.. Additional losses were experienced in the metals markets primarily during March, May, June, and August from long positions in copper, aluminum, and zinc futures as prices moved lower due to rising global inventories. In addition, prices continued to weaken on speculation that a possible slowing of the global economy due to the U.S. sub-prime mortgage crisis would reduce future demand for base metals. Elsewhere in the metals markets, long positions in gold and silver futures resulted in losses during May, June, and November as prices fell amid heavy speculative selling.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.
FACTORS INFLUENCING ANNUAL TRADING LOSSES: (continued)


.. Smaller losses were incurred within the currency markets, primarily during February and early March from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed sharply higher against its major rivals due to a combination of factors including an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak Japanese yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances", which encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. During July, August, and November, further losses were incurred from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen strengthened against most of its major rivals after traders reduced "carry-trade" positions as the sell-off in the global equity markets during July and August resulted in investors trimming "riskier" assets funded by loans in Japan. Meanwhile, long positions in the Swedish krona versus the euro and U.S. dollar resulted in losses during February as the value of the Swedish krona weakened after Riksbank Governor, Stefan Ingves, indicated that inflationary pressures were slowing in Sweden. Elsewhere, long positions in the British pound versus the U.S. dollar recorded losses during February, August, November, and December as the value of the U.S. dollar reversed higher against the British pound due to substantially stronger demand for U.S. dollar-denominated government bonds amid continuing credit market losses and uncertainty regarding the future direction of the global economy. Finally, during November and December, long positions in the Canadian dollar versus the U.S. dollar experienced losses as the value of the Canadian dollar declined on concerns that a possible slowdown in the U.S. economy might negatively impact future demand for Canadian exports.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Trading gains for the year were experienced in the global interest rates markets primarily during the second quarter from short positions in U.S. and British fixed-income futures as prices trended lower amid strength in regional equity markets and rising housing prices in the United States and United Kingdom. During November, long positions in U.S. fixed-income futures resulted in further gains as prices increased following a sharp decline in global equity markets and forecasts of deeper mortgage-related losses, which spurred demand for the "safe haven" of government debt.

.. Smaller gains were experienced in the energy markets during January from short futures positions in oil related products as prices declined on skepticism that OPEC would cut production as much as originally pledged. Further gains in the energy markets were experienced during September, October, and December from long positions in oil related products as prices trended higher due to geopolitical concerns regarding instability in Iraq and Iran's nuclear program. Lastly, prices moved higher as a weaker U.S. dollar resulted in bargain hunting by investors regarding U.S. dollar-denominated investments.

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

  Management assessed the effectiveness of each Partnership's internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that each Partnership maintained effective internal control over financial reporting as of December 31, 2007.

  Deloitte & Touche LLP, the Partnerships' independent registered public accounting firm, has issued an audit report on the Partnerships' internal control over financial reporting. This report, which expresses an unqualified opinion on Management's assessment and on the effectiveness of the Partnerships' internal control over financial reporting, appears under "Report of Independent Registered Public Accounting Firm" on the following page.

/s/ Walter J. Davis
Walter J. Davis
President
Demeter Management Corporation

/s/ Christian M. Angstadt
Christian M. Angstadt
Chief Financial Officer
Demeter Management Corporation

New York, New York
March 20, 2008

MORGAN STANLEY SPECTRUM SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. :

  We have audited the internal control over financial reporting of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Partnerships") as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnerships' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnerships' internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

  In our opinion, the Partnerships maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2007 of the Partnerships and our report dated March 20, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York
March 20, 2008

MORGAN STANLEY SPECTRUM SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. :

  We have audited the accompanying statements of financial condition of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. at December 31, 2007 and 2006, and the results of their operations, changes in partners' capital, and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, the Partnerships modified their classification of cash within the statements of financial condition and cash flows and modified their presentation of options within the statements of financial condition to conform to 2007 presentation.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnerships' internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2008 expressed an unqualified opinion on the Partnerships' internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
March 20, 2008

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                       --------------------------
                                                           2007          2006
                                                       ------------  ------------
                                                            $             $
                                     ASSETS
Trading Equity:
 Unrestricted cash                                      110,971,546   161,460,117
 Restricted cash                                          2,985,523     1,277,000
                                                       ------------  ------------
   Total Cash                                           113,957,069   162,737,117
 Net unrealized gain (loss) on open contracts (MS&Co.)   (1,397,223)    4,534,033
 Options purchased (proceeds paid $29,116 and $0,
  respectively)                                              14,874            --
                                                       ------------  ------------
   Total Trading Equity                                 112,574,720   167,271,150
Subscriptions receivable                                    490,292       759,216
Interest receivable (MS&Co.)                                228,618       560,751
                                                       ------------  ------------
   Total Assets                                         113,293,630   168,591,117
                                                       ============  ============
                        LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                       4,968,209     4,643,347
Accrued brokerage fees (MS&Co.)                             436,938       626,181
Options written (premiums received $217,974 and $0,
 respectively)                                              370,766       --
Accrued management fees                                     189,973       272,253
                                                       ------------  ------------
   Total Liabilities                                      5,965,886     5,541,781
                                                       ------------  ------------
PARTNERS' CAPITAL
Limited Partners (10,795,995.838 and
 14,173,942.826 Units, respectively)                    106,178,308   161,303,764
General Partner (116,872.343 and
 153,385.343 Units, respectively)                         1,149,436     1,745,572
                                                       ------------  ------------
   Total Partners' Capital                              107,327,744   163,049,336
                                                       ------------  ------------
   Total Liabilities and Partners' Capital              113,293,630   168,591,117
                                                       ============  ============
NET ASSET VALUE PER UNIT                                       9.84         11.38
                                                       ============  ============

STATEMENTS OF OPERATIONS

                                     FOR THE YEARS ENDED DECEMBER 31,
                              ----------------------------------------------
                                   2007              2006            2005
                              --------------    --------------  --------------
                                     $                 $               $
   INVESTMENT INCOME
    Interest income (MS&Co.)       4,909,004         6,632,240       5,391,828
                              --------------    --------------  --------------

   EXPENSES
    Brokerage fees (MS&Co.)        6,410,711         8,151,647      10,921,579
    Management fees                2,787,267         3,544,196       4,748,514
                              --------------    --------------  --------------
      Total Expenses               9,197,978        11,695,843      15,670,093
                              --------------    --------------  --------------

   NET INVESTMENT LOSS            (4,288,974)       (5,063,603)    (10,278,265)
                              --------------    --------------  --------------

   TRADING RESULTS
   Trading loss:
    Realized                      (9,603,925)       (1,843,404)    (28,979,835)
    Net change in unrealized      (6,098,290)       (1,668,161)    (10,445,759)
                              --------------    --------------  --------------
      Total Trading Results      (15,702,215)       (3,511,565)    (39,425,594)
                              --------------    --------------  --------------

   NET LOSS                      (19,991,189)       (8,575,168)    (49,703,859)
                              ==============    ==============  ==============

   NET LOSS ALLOCATION:
   Limited Partners              (19,782,415)       (8,482,159)    (49,177,845)
   General Partner                  (208,774)          (93,009)       (526,014)

   NET LOSS PER UNIT:
   Limited Partners                    (1.54)            (0.40)          (2.63)
   General Partner                     (1.54)            (0.40)          (2.63)

                                   UNITS             UNITS           UNITS
                              --------------    --------------  --------------
   WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING       12,853,813.902    16,060,812.779  19,118,465.909

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                            DECEMBER 31,
                                                      ------------------------
                                                          2007          2006
                                                      -----------    -----------
                                                           $             $
                                    ASSETS
 Trading Equity:
  Unrestricted cash                                    30,786,525     36,467,808
  Restricted cash                                       3,622,932      3,414,695
                                                      -----------    -----------
    Total Cash                                         34,409,457     39,882,503
                                                      -----------    -----------
  Net unrealized gain on open contracts (MS&Co.)          983,371      1,135,527
  Net unrealized gain (loss) on open contracts (MSIP)     (27,480)        56,239
                                                      -----------    -----------
    Total net unrealized gain on open contracts           955,891      1,191,766
  Options purchased (proceeds paid $9,251 and $0,
   respectively)                                            3,970        --
                                                      -----------    -----------
    Total Trading Equity                               35,369,318     41,074,269
 Interest receivable (MS&Co.)                              90,968        179,223
 Subscriptions receivable                                  48,065        224,965
                                                      -----------    -----------
    Total Assets                                       35,508,351     41,478,457
                                                      ===========    ===========
                       LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                      415,302        919,278
 Accrued brokerage fees (MS&Co.)                          136,898        158,727
 Accrued management fees                                   44,641         43,132
                                                      -----------    -----------
    Total Liabilities                                     596,841      1,121,137
                                                      -----------    -----------
 PARTNERS' CAPITAL
 Limited Partners (2,209,862.669 and
  2,558,814.213 Units, respectively)                   34,537,771     39,917,674
 General Partner (23,913.331 and
  28,182.331 Units, respectively)                         373,739        439,646
                                                      -----------    -----------
    Total Partners' Capital                            34,911,510     40,357,320
                                                      -----------    -----------
    Total Liabilities and Partners' Capital            35,508,351     41,478,457
                                                      ===========    ===========
 NET ASSET VALUE PER UNIT                                   15.63          15.60
                                                      ===========    ===========

STATEMENTS OF OPERATIONS


                                           FOR THE YEARS ENDED DECEMBER 31,
                                     -------------------------------------------
                                         2007           2006             2005
                                     -------------  -------------    -------------
                                           $              $                $
INVESTMENT INCOME
 Interest income (MS&Co.)                1,712,782      2,044,009        1,370,806
                                     -------------  -------------    -------------

EXPENSES
 Brokerage fees (MS&Co.)                 1,733,526      1,987,699        2,126,114
 Management fees                           478,507        540,137          577,754
                                     -------------  -------------    -------------
   Total Expenses                        2,212,033      2,527,836        2,703,868
                                     -------------  -------------    -------------

NET INVESTMENT LOSS                       (499,251)      (483,827)      (1,333,062)
                                     -------------  -------------    -------------

TRADING RESULTS
Trading profit (loss):
 Realized                                  783,064        981,659        3,338,207
 Net change in unrealized                 (241,156)       589,128         (214,685)
                                     -------------  -------------    -------------
                                           541,908      1,570,787        3,123,522
 Proceeds from Litigation Settlement       --             --                 2,230
                                     -------------  -------------    -------------
   Total Trading Results                   541,908      1,570,787        3,125,752
                                     -------------  -------------    -------------

NET INCOME                                  42,657      1,086,960        1,792,690
                                     =============  =============    =============

NET INCOME (LOSS) ALLOCATION:
Limited Partners                            43,079      1,074,038        1,769,412
General Partner                               (422)        12,922           23,278

NET INCOME PER UNIT:
Limited Partners                              0.03           0.37             0.62
General Partner                               0.03           0.37             0.62

                                         UNITS          UNITS            UNITS
                                     -------------  -------------    -------------
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING                 2,409,953.413  2,765,969.544    3,174,202.575

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                           DECEMBER 31,
                                                     -------------------------
                                                         2007         2006
                                                     ------------ ------------
                                                          $            $
                                     ASSETS
  Trading Equity:
   Unrestricted cash                                  475,137,768  471,264,633
   Restricted cash                                     44,662,254   65,625,445
                                                     ------------ ------------
     Total Cash                                       519,800,022  536,890,078
                                                     ------------ ------------

   Net unrealized gain on open contracts (MS&Co.)       8,888,890   11,039,855
   Net unrealized gain on open contracts (MSIP)           773,528      921,756
                                                     ------------ ------------
     Total net unrealized gain on open contracts        9,662,418   11,961,611
   Options purchased (proceeds paid $378,156 and $0,
    respectively)                                         324,788      --
                                                     ------------ ------------
     Total Trading Equity                             529,787,228  548,851,689
  Subscriptions receivable                              3,061,382    4,725,710
  Interest receivable (MS&Co.)                          1,063,195    1,858,406
                                                     ------------ ------------
     Total Assets                                     533,911,805  555,435,805
                                                     ============ ============

                       LIABILITIES AND PARTNERS' CAPITAL
  LIABILITIES
  Redemptions payable                                   7,030,875    7,988,976
  Accrued brokerage fees (MS&Co.)                       2,636,618    2,727,852
  Accrued management fees                               1,049,154    1,196,492
  Accrued incentive fee                                    16,603      --
                                                     ------------ ------------
     Total Liabilities                                 10,733,250   11,913,320
                                                     ------------ ------------
  PARTNERS' CAPITAL
  Limited Partners (16,562,641.240 and
   18,501,387.237 Units, respectively)                517,496,723  537,667,844
  General Partner (181,848.769 and
   201,460.769 Units, respectively)                     5,681,832    5,854,641
                                                     ------------ ------------
     Total Partners' Capital                          523,178,555  543,522,485
                                                     ------------ ------------
     Total Liabilities and Partners' Capital          533,911,805  555,435,805
                                                     ============ ============
  NET ASSET VALUE PER UNIT                                  31.24        29.06
                                                     ============ ============

STATEMENTS OF OPERATIONS


                                            FOR THE YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------
                                          2007              2006            2005
                                     --------------    --------------  --------------
                                            $                 $               $
INVESTMENT INCOME
 Interest income (MS&Co.)                18,812,196        20,639,273      12,876,956
                                     --------------    --------------  --------------

EXPENSES
 Brokerage fees (MS&Co.)                 31,522,666        32,847,913      36,601,881
 Management fees                         13,731,691        15,437,482      15,652,447
 Incentive fee                            1,066,450          --              --
                                     --------------    --------------  --------------
   Total Expenses                        46,320,807        48,285,395      52,254,328
                                     --------------    --------------  --------------

NET INVESTMENT LOSS                     (27,508,611)      (27,646,122)    (39,377,372)
                                     --------------    --------------  --------------

TRADING RESULTS
Trading profit (loss):
 Realized                                67,781,315        64,987,687       7,018,678
 Net change in unrealized                (2,352,561)       (6,224,193)      3,059,181
                                     --------------    --------------  --------------
                                         65,428,754        58,763,494      10,077,859
 Proceeds from Litigation Settlement       --                --                85,000
                                     --------------    --------------  --------------
   Total Trading Results                 65,428,754        58,763,494      10,162,859
                                     --------------    --------------  --------------

NET INCOME (LOSS)                        37,920,143        31,117,372     (29,214,513)
                                     ==============    ==============  ==============

NET INCOME (LOSS) ALLOCATION:
Limited Partners                         37,498,154        30,776,254     (28,920,794)
General Partner                             421,989           341,118        (293,719)

NET INCOME (LOSS) PER UNIT:
Limited Partners                               2.18              1.61           (1.43)
General Partner                                2.18              1.61           (1.43)

                                          UNITS             UNITS           UNITS
                                     --------------    --------------  --------------
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING                 17,899,555.783    19,024,271.988  20,594,294.424

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                     -----------------------
                                                        2007        2006
                                                     ----------- -----------
                                                         $           $
                                    ASSETS
    Trading Equity:
     Unrestricted cash                               178,248,988 172,106,122
     Restricted cash                                  27,652,056  20,983,647
                                                     ----------- -----------
       Total Cash                                    205,901,044 193,089,769
                                                     ----------- -----------
     Net unrealized gain on open contracts (MS&Co.)    9,057,511   7,890,783
     Net unrealized gain on open contracts (MSIP)        835,498   9,283,006
                                                     ----------- -----------
       Total net unrealized gain on open contracts     9,893,009  17,173,789
     Options purchased (proceeds paid $837,554 and
      $1,187,646, respectively)                          695,481   1,279,240
                                                     ----------- -----------
       Total Trading Equity                          216,489,534 211,542,798
    Subscriptions receivable                           3,398,937   2,601,546
    Interest receivable (MS&Co.)                         421,265     670,338
                                                     ----------- -----------
       Total Assets                                  220,309,736 214,814,682
                                                     =========== ===========

                       LIABILITIES AND PARTNERS' CAPITAL
    LIABILITIES
    Redemptions payable                                2,892,540   3,111,834
    Accrued brokerage fees (MS&Co.)                    1,051,799   1,024,464
    Accrued management fees                              420,720     478,411
    Options written (premiums received $631,414 and
     $507,517, respectively)                             314,263     722,909
    Accrued incentive fee                                102,353     --
                                                     ----------- -----------
       Total Liabilities                               4,781,675   5,337,618
                                                     ----------- -----------
    PARTNERS' CAPITAL
    Limited Partners (11,838,347.676 and
     12,087,045.247 Units, respectively)             213,167,590 207,238,137
    General Partner (131,089.692 and
     130,584.135 Units, respectively)                  2,360,471   2,238,927
                                                     ----------- -----------
       Total Partners' Capital                       215,528,061 209,477,064
                                                     ----------- -----------
       Total Liabilities and Partners' Capital       220,309,736 214,814,682
                                                     =========== ===========
    NET ASSET VALUE PER UNIT                               18.01       17.15
                                                     =========== ===========

STATEMENTS OF OPERATIONS


                                            FOR THE YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------
                                          2007            2006            2005
                                     --------------  --------------  --------------
                                            $               $               $
INVESTMENT INCOME
 Interest income (MS&Co.)                 7,376,760       6,908,530       4,008,536
                                     --------------  --------------  --------------

EXPENSES
 Brokerage fees (MS&Co.)                 12,796,668      11,319,725      11,407,747
 Management fees                          5,908,989       5,266,764       4,685,477
 Incentive fees                             698,113       5,369,200       2,251,786
                                     --------------  --------------  --------------
   Total Expenses                        19,403,770      21,955,689      18,345,010
                                     --------------  --------------  --------------

NET INVESTMENT LOSS                     (12,027,010)    (15,047,159)    (14,336,474)
                                     --------------  --------------  --------------

TRADING RESULTS
Trading profit (loss):
 Realized                                29,578,391      47,135,224      (2,036,361)
 Net change in unrealized                (6,981,904)      3,564,208      10,826,414
                                     --------------  --------------  --------------
                                         22,596,487      50,699,432       8,790,053
 Proceeds from Litigation Settlement       --              --                   454
                                     --------------  --------------  --------------
   Total Trading Results                 22,596,487      50,699,432       8,790,507
                                     --------------  --------------  --------------

NET INCOME (LOSS)                        10,569,477      35,652,273      (5,545,967)
                                     ==============  ==============  ==============

NET INCOME (LOSS) ALLOCATION:
Limited Partners                         10,454,002      35,264,632      (5,489,130)
General Partner                             115,475         387,641         (56,837)

NET INCOME (LOSS) PER UNIT:
Limited Partners                               0.86            2.97           (0.38)
General Partner                                0.86            2.97           (0.38)

                                          UNITS           UNITS           UNITS
                                     --------------  --------------  --------------
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING                 12,190,131.832  11,970,089.149  12,727,928.663

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                            DECEMBER 31,
                                                      ------------------------
                                                          2007        2006
                                                      -----------  -----------
                                                           $           $
                                    ASSETS
 Trading Equity:
  Unrestricted cash                                   522,722,048  616,475,593
  Restricted cash                                      55,361,402  115,947,432
                                                      -----------  -----------
    Total Cash                                        578,083,450  732,423,025
                                                      -----------  -----------
  Net unrealized gain on open contracts (MS&Co.)       12,298,603   30,242,130
  Net unrealized gain (loss) on open contracts (MSIP)  (1,087,475)   1,537,347
                                                      -----------  -----------
    Total net unrealized gain on open contracts        11,211,128   31,779,477
  Options purchased (proceeds paid $292,731 and
   $150,677, respectively)                                219,718      173,647
                                                      -----------  -----------
    Total Trading Equity                              589,514,296  764,376,149
 Subscriptions receivable                               2,762,267    6,849,894
 Interest receivable (MS&Co.)                           1,201,347    2,538,494
                                                      -----------  -----------
    Total Assets                                      593,477,910  773,764,537
                                                      ===========  ===========
                       LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                   10,327,244   11,571,388
 Accrued brokerage fees (MS&Co.)                        2,938,634    3,693,334
 Accrued management fees                                  955,056    1,607,196
 Accrued incentive fee                                    261,283      --
 Options written (premiums received $164,046 and
  $86,561, respectively)                                   96,035       71,661
                                                      -----------  -----------
    Total Liabilities                                  14,578,252   16,943,579
                                                      -----------  -----------
 PARTNERS' CAPITAL
 Limited Partners (28,313,523.854 and
  31,769,428.115 Units, respectively)                 572,620,026  748,658,571
 General Partner (310,500.001 and
  346,372.001 Units, respectively)                      6,279,632    8,162,387
                                                      -----------  -----------
    Total Partners' Capital                           578,899,658  756,820,958
                                                      -----------  -----------
    Total Liabilities and Partners' Capital           593,477,910  773,764,537
                                                      ===========  ===========
 NET ASSET VALUE PER UNIT                                   20.22        23.57
                                                      ===========  ===========

STATEMENTS OF OPERATIONS


                                            FOR THE YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------
                                          2007            2006            2005
                                     --------------  --------------  --------------
                                            $               $               $
INVESTMENT INCOME
 Interest income (MS&Co.)                25,152,633      27,915,330      17,176,811
                                     --------------  --------------  --------------

EXPENSES
 Brokerage fees (MS&Co.)                 41,846,536      44,839,676      49,430,024
 Management fees                         18,228,175      19,618,375      19,268,955
 Incentive fees                           5,585,417       6,762,802       2,668,447
                                     --------------  --------------  --------------
   Total Expenses                        65,660,128      71,220,853      71,367,426
 Management fee waived                   (1,306,736)       --              --
                                     --------------  --------------  --------------
   Net Expenses                          64,353,392      71,220,853      71,367,426
                                     --------------  --------------  --------------

NET INVESTMENT LOSS                     (39,200,759)    (43,305,523)    (54,190,615)
                                     --------------  --------------  --------------

TRADING RESULTS
Trading profit (loss):
 Realized                               (43,429,844)     72,015,436      19,045,879
 Net change in unrealized               (20,611,221)      9,753,211      (5,277,614)
                                     --------------  --------------  --------------
                                        (64,041,065)     81,768,647      13,768,265
 Proceeds from Litigation Settlement       --              --                 4,209
                                     --------------  --------------  --------------
   Total Trading Results                (64,041,065)     81,768,647      13,772,474
                                     --------------  --------------  --------------

NET INCOME (LOSS)                      (103,241,824)     38,463,124     (40,418,141)
                                     ==============  ==============  ==============

NET INCOME (LOSS) ALLOCATION:
Limited Partners                       (102,064,643)     38,047,099     (39,990,714)
General Partner                          (1,177,181)        416,025        (427,427)

NET INCOME (LOSS) PER UNIT:
Limited Partners                              (3.35)           1.21           (1.27)
General Partner                               (3.35)           1.21           (1.27)

                                          UNITS           UNITS           UNITS
                                     --------------  --------------  --------------
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING                 30,918,611.010  32,179,375.785  33,933,657.327

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    December 31, 2004  18,954,389.185  270,231,305  2,869,425  273,100,730
    Offering of Units   3,336,357.445   40,295,529    170,000   40,465,529
    Net loss                 --        (49,177,845)  (526,014) (49,703,859)
    Redemptions        (4,587,517.773) (55,149,719)  (225,924) (55,375,643)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2005  17,703,228.857  206,199,270  2,287,487  208,486,757
    Offering of Units   1,518,069.025   16,510,816      --      16,510,816
    Net loss                 --         (8,482,159)   (93,009)  (8,575,168)
    Redemptions        (4,893,969.713) (52,924,163)  (448,906) (53,373,069)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2006  14,327,328.169  161,303,764  1,745,572  163,049,336
    Offering of Units     612,283.271    6,526,442      --       6,526,442
    Net loss                 --        (19,782,415)  (208,774) (19,991,189)
    Redemptions        (4,026,743.259) (41,869,483)  (387,362) (42,256,845)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2007  10,912,868.181  106,178,308  1,149,436  107,327,744
                       ==============  ===========  =========  ===========

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                           UNITS OF
                          PARTNERSHIP     LIMITED    GENERAL
                           INTEREST       PARTNERS   PARTNER     TOTAL
                         -------------  -----------  -------  -----------
                                             $          $          $
      Partners' Capital,
      December 31, 2004  3,396,827.138   49,068,822  542,796   49,611,618
      Offering of Units    345,735.053    4,999,666     --      4,999,666
      Net income               --         1,769,412   23,278    1,792,690
      Redemptions         (831,135.711) (11,967,738) (84,410) (12,052,148)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2005  2,911,426.480   43,870,162  481,664   44,351,826
      Offering of Units    258,442.402    4,021,015     --      4,021,015
      Net income               --         1,074,038   12,922    1,086,960
      Redemptions         (582,872.338)  (9,047,541) (54,940)  (9,102,481)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2006  2,586,996.544   39,917,674  439,646   40,357,320
      Offering of Units    186,872.225    2,900,452     --      2,900,452
      Net income (loss)        --            43,079     (422)      42,657
      Redemptions         (540,092.769)  (8,323,434) (65,485)  (8,388,919)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2007  2,233,776.000   34,537,771  373,739   34,911,510
                         =============  ===========  =======  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                         UNITS OF
                        PARTNERSHIP     LIMITED      GENERAL
                         INTEREST       PARTNERS     PARTNER       TOTAL
                      --------------  ------------  ---------  ------------
                                           $            $            $
   Partners' Capital,
   December 31, 2004  20,263,823.593   579,155,164  6,150,961   585,306,125
   Offering of Units   3,482,044.148    91,946,015    380,000    92,326,015
   Net loss                 --         (28,920,794)  (293,719)  (29,214,513)
   Redemptions        (4,325,067.114) (114,981,595)  (433,690) (115,415,285)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2005  19,420,800.627   527,198,790  5,803,552   533,002,342
   Offering of Units   2,664,130.689    76,905,995      --       76,905,995
   Net income               --          30,776,254    341,118    31,117,372
   Redemptions        (3,382,083.310)  (97,213,195)  (290,029)  (97,503,224)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2006  18,702,848.006   537,667,844  5,854,641   543,522,485
   Offering of Units   1,690,719.727    49,551,232      --       49,551,232
   Net income               --          37,498,154    421,989    37,920,143
   Redemptions        (3,649,077.724) (107,220,507)  (594,798) (107,815,305)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2007  16,744,490.009   517,496,723  5,681,832   523,178,555
                      ==============  ============  =========  ============

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    December 31, 2004  12,585,227.726  181,218,795  2,022,330  183,241,125
    Offering of Units   2,346,340.284   31,611,503      --      31,611,503
    Net loss                 --         (5,489,130)   (56,837)  (5,545,967)
    Redemptions        (2,966,679.287) (39,566,716)  (114,207) (39,680,923)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2005  11,964,888.723  167,774,452  1,851,286  169,625,738
    Offering of Units   2,517,218.118   40,403,751      --      40,403,751
    Net income               --         35,264,632    387,641   35,652,273
    Redemptions        (2,264,477.459) (36,204,698)     --     (36,204,698)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2006  12,217,629.382  207,238,137  2,238,927  209,477,064
    Offering of Units   2,157,683.821   37,689,397    120,000   37,809,397
    Net income               --         10,454,002    115,475   10,569,477
    Redemptions        (2,405,875.835) (42,213,946)  (113,931) (42,327,877)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2007  11,969,437.368  213,167,590  2,360,471  215,528,061
                       ==============  ===========  =========  ===========


  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                         UNITS OF
                        PARTNERSHIP     LIMITED       GENERAL
                         INTEREST       PARTNERS      PARTNER       TOTAL
                      --------------  ------------  ----------  ------------
                                           $             $            $
   Partners' Capital,
   December 31, 2004  32,961,245.703   770,511,257   8,212,630   778,723,887
   Offering of Units   6,431,314.024   139,226,034     480,000   139,706,034
   Net loss                 --         (39,990,714)   (427,427)  (40,418,141)
   Redemptions        (7,045,625.892) (154,076,846)   (518,841) (154,595,687)
                      --------------  ------------  ----------  ------------
   Partners' Capital,
   December 31, 2005  32,346,933.835   715,669,731   7,746,362   723,416,093
   Offering of Units   5,449,636.682   127,236,707      --       127,236,707
   Net income               --          38,047,099     416,025    38,463,124
   Redemptions        (5,680,770.401) (132,294,966)     --      (132,294,966)
                      --------------  ------------  ----------  ------------
   Partners' Capital,
   December 31, 2006  32,115,800.116   748,658,571   8,162,387   756,820,958
   Offering of Units   2,927,214.256    65,566,835      --        65,566,835
   Net loss                 --        (102,064,643) (1,177,181) (103,241,824)
   Redemptions        (6,418,990.517) (139,540,737)   (705,574) (140,246,311)
                      --------------  ------------  ----------  ------------
   Partners' Capital,
   December 31, 2007  28,624,023.855   572,620,026   6,279,632   578,899,658
                      ==============  ============  ==========  ============


  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF CASH FLOWS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------------
                                            2007          2006         2005
                                        ------------  -----------  -----------
                                             $             $            $
 CASH FLOWS FROM
  OPERATING ACTIVITIES
 Net loss                                (19,991,189)  (8,575,168) (49,703,859)
 Noncash item included in net loss:
   Net change in unrealized                6,098,290    1,668,161   10,445,759
 (Increase) decrease in operating
  assets:
   Restricted cash                        (1,708,523)    (601,000)   1,166,680
   Net option premiums                       188,858       --           --
   Interest receivable (MS&Co.)              332,133         (768)    (244,444)
 Decrease in operating liabilities:
   Accrued brokerage fees (MS&Co.)          (189,243)    (235,950)    (145,868)
   Accrued management fees                   (82,280)    (102,587)     (63,421)
                                        ------------  -----------  -----------
 Net cash used for operating activities  (15,351,954)  (7,847,312) (38,545,153)
                                        ------------  -----------  -----------

 CASH FLOWS FROM
  FINANCING ACTIVITIES
 Cash received from offering of Units      6,795,366   17,106,804   45,800,729
 Cash paid for redemptions of Units      (41,931,983) (55,076,000) (51,528,518)
                                        ------------  -----------  -----------
 Net cash used for financing activities  (35,136,617) (37,969,196)  (5,727,789)
                                        ------------  -----------  -----------

 Net decrease in unrestricted cash       (50,488,571) (45,816,508) (44,272,942)
 Unrestricted cash at beginning of
  period                                 161,460,117  207,276,625  251,549,567
                                        ------------  -----------  -----------

 Unrestricted cash at end of period      110,971,546  161,460,117  207,276,625
                                        ============  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                             2007         2006         2005
                                         ------------  ----------  -----------
                                              $            $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income                                     42,657   1,086,960    1,792,690
Noncash item included in net income:
  Net change in unrealized                    241,156    (589,128)     214,685
(Increase) decrease in operating assets:
  Restricted cash                            (208,237)   (835,091)   1,452,795
  Net option premiums                          (9,251)     --           --
  Interest receivable (MS&Co.)                 88,255     (30,183)     (65,068)
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees (MS&Co.)             (21,829)    (13,249)     (16,460)
  Accrued management fees                       1,509      (3,601)      (4,473)
                                         ------------  ----------  -----------
Net cash provided by (used for)
 operating activities                         134,260    (384,292)   3,374,169
                                         ------------  ----------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash received from offering of Units        3,077,352   4,092,049    5,343,828
Cash paid for redemptions of Units         (8,892,895) (9,034,848) (11,783,215)
                                         ------------  ----------  -----------
Net cash used for financing activities     (5,815,543) (4,942,799)  (6,439,387)
                                         ------------  ----------  -----------

Net decrease in unrestricted cash          (5,681,283) (5,327,091)  (3,065,218)
Unrestricted cash at beginning of
 period                                    36,467,808  41,794,899   44,860,117
                                         ------------  ----------  -----------

Unrestricted cash at end of period         30,786,525  36,467,808   41,794,899
                                         ============  ==========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                        ----------------------------------------
                                            2007            2006          2005
                                        ------------    ------------  ------------
                                             $               $             $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                         37,920,143      31,117,372   (29,214,513)
Noncash item included in net
 income (loss):
  Net change in unrealized                 2,352,561       6,224,193    (3,059,181)
(Increase) decrease in operating
 assets:
  Restricted cash                         20,963,191     (13,525,098)   24,987,115
  Net option premiums                       (378,156)        --          3,366,493
  Interest receivable (MS&Co.)               795,211        (440,959)     (659,466)
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees (MS&Co.)            (91,234)         (2,220)     (738,682)
  Accrued management fees                   (147,338)        (99,004)      (60,615)
  Accrued incentive fee                       16,603         --            --
                                        ------------    ------------  ------------
Net cash provided by (used for)
 operating activities                     61,430,981      23,274,284    (5,378,849)
                                        ------------    ------------  ------------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash received from offering of Units      51,215,560      76,635,498   100,607,663
Cash paid for redemptions of Units      (108,773,406)   (102,954,101) (107,667,647)
                                        ------------    ------------  ------------
Net cash used for financing activities   (57,557,846)    (26,318,603)   (7,059,984)
                                        ------------    ------------  ------------

Net increase (decrease) in unrestricted
 cash                                      3,873,135      (3,044,319)  (12,438,833)
Unrestricted cash at beginning of
 period                                  471,264,633     474,308,952   486,747,785
                                        ------------    ------------  ------------

Unrestricted cash at end of period       475,137,768     471,264,633   474,308,952
                                        ============    ============  ============

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2007         2006         2005
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income (loss)                     10,569,477   35,652,273   (5,545,967)
  Noncash item included in net
   income (loss):
    Net change in unrealized             6,981,904   (3,564,208) (10,826,414)
  (Increase) decrease in operating
   assets:
    Restricted cash                     (6,668,409)   2,176,173   (6,214,615)
    Net option premiums                    473,989     (680,697)     263,856
    Interest receivable (MS&Co.)           249,073     (224,414)    (207,268)
  Increase (decrease) in operating
   liabilities:
    Accrued brokerage fees (MS&Co.)         27,335      186,906     (243,247)
    Accrued management fees                (57,691)      97,384      (28,870)
    Accrued incentive fees                 102,353   (1,704,356)   1,515,612
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   operating activities                 11,678,031   31,939,061  (21,286,913)
                                       -----------  -----------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Cash received from offering of Units  37,012,006   39,153,750   35,344,084
  Cash paid for redemptions of Units   (42,547,171) (37,607,869) (36,891,247)
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   financing activities                 (5,535,165)   1,545,881   (1,547,163)
                                       -----------  -----------  -----------

  Net increase (decrease) in
   unrestricted cash                     6,142,866   33,484,942  (22,834,076)
  Unrestricted cash at beginning of
   period                              172,106,122  138,621,180  161,455,256
                                       -----------  -----------  -----------

  Unrestricted cash at end of period   178,248,988  172,106,122  138,621,180
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                      ----------------------------------------
                                          2007          2006          2005
                                      ------------  ------------  ------------
                                           $             $             $
 CASH FLOWS FROM
  OPERATING ACTIVITIES
 Net income (loss)                    (103,241,824)   38,463,124   (40,418,141)
 Noncash item included in net
  income (loss):
   Net change in unrealized             20,611,221    (9,753,211)    5,277,614
 (Increase) decrease in operating
  assets:
   Restricted cash                      60,586,030    21,648,903    24,613,604
   Net option premiums                     (64,569)      (64,116)      --
   Interest receivable (MS&Co.)          1,337,147      (651,160)     (887,041)
 Increase (decrease) in operating
  liabilities:
   Accrued brokerage fees (MS&Co.)        (754,700)      (81,816)     (854,838)
   Accrued management fees                (652,140)      (21,993)       (2,851)
   Accrued incentive fee                   261,283       --            --
                                      ------------  ------------  ------------
 Net cash provided by (used for)
  operating activities                 (21,917,552)   49,539,731   (12,271,653)
                                      ------------  ------------  ------------

 CASH FLOWS FROM
  FINANCING ACTIVITIES
 Cash received from offering of Units   69,654,462   128,704,132   148,524,367
 Cash paid for redemptions of Units   (141,490,455) (143,586,833) (138,199,116)
                                      ------------  ------------  ------------
 Net cash provided by (used for)
  financing activities                 (71,835,993)  (14,882,701)   10,325,251
                                      ------------  ------------  ------------

 Net increase (decrease) in
  unrestricted cash                    (93,753,545)   34,657,030    (1,946,402)
 Unrestricted cash at beginning of
  period                               616,475,593   581,818,563   583,764,965
                                      ------------  ------------  ------------

 Unrestricted cash at end of period    522,722,048   616,475,593   581,818,563
                                      ============  ============  ============

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2007 AND 2006

                                          LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:              GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------            --------------- ------------- ---------------- ------------- --------------
2007 PARTNERSHIP NET ASSETS: $107,327,744        $              %              $               %             $
    Foreign currency                        (1,211,833)       (1.13)        (369,379)        (0.34)      (1,581,212)
                                            ----------        -----        ---------         -----       ----------
      Grand Total:                          (1,211,833)       (1.13)        (369,379)        (0.34)      (1,581,212)
                                            ==========        =====        =========         =====
      Unrealized Currency Gain                                                                               16,955
                                                                                                         ----------
      Total Net Unrealized Loss                                                                          (1,564,257)
                                                                                                         ==========

2006 PARTNERSHIP NET ASSETS: $163,049,336
    Foreign currency                         1,858,967         1.14        2,675,066          1.64        4,534,033
                                            ----------        -----        ---------         -----       ----------
      Grand Total:                           1,858,967         1.14        2,675,066          1.64        4,534,033
                                            ==========        =====        =========         =====
     Unrealized Currency Gain/(Loss)                                                                         --
                                                                                                         ----------
      Total Net Unrealized Gain                                                                           4,534,033
                                                                                                         ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2007 AND 2006

                                         LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:             GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------           --------------- ------------- ---------------- ------------- --------------
2007 PARTNERSHIP NET ASSETS: $34,911,510        $              %              $               %             $
      Commodity                              470,579          1.35         (231,598)        (0.66)        238,981
      Equity                                  39,676          0.11           14,086          0.04          53,762
      Foreign currency                        89,948          0.26          (81,613)        (0.23)          8,335
      Interest rate                           50,139          0.14            8,688          0.02          58,827
                                             -------         -----         --------         -----       ---------
        Grand Total:                         650,342          1.86         (290,437)        (0.83)        359,905
                                             =======         =====         ========         =====
        Unrealized Currency Gain                                                                          590,705
                                                                                                        ---------
       Total Net Unrealized Gain                                                                          950,610
                                                                                                        =========

2006 PARTNERSHIP NET ASSETS: $40,357,320
      Commodity                               65,101          0.16          127,695          0.32         192,796
      Equity                                 269,904          0.66            --              --          269,904
      Foreign currency                       (30,000)        (0.07)          (7,613)        (0.02)        (37,613)
      Interest rate                          (41,078)        (0.10)         371,009          0.92         329,931
                                             -------         -----         --------         -----       ---------
        Grand Total:                         263,927          0.65          491,091          1.22         755,018
                                             =======         =====         ========         =====
        Unrealized Currency Gain                                                                          436,748
                                                                                                        ---------
       Total Net Unrealized Gain                                                                        1,191,766
                                                                                                        =========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2007 AND 2006

                                          LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:              GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------            --------------- ------------- ---------------- ------------- --------------
2007 PARTNERSHIP NET ASSETS: $523,178,555        $              %              $               %             $
       Commodity                             7,709,875         1.47          (680,641)       (0.13)       7,029,234
       Equity                                  217,470         0.04           753,313         0.14          970,783
       Foreign currency                     (2,792,089)       (0.53)        1,293,820         0.25       (1,498,269)
       Interest rate                         3,055,072         0.58           137,198         0.03        3,192,270
                                            ----------        -----        ----------        -----       ----------
         Grand Total:                        8,190,328         1.56         1,503,690         0.29        9,694,018
                                            ==========        =====        ==========        =====
        Unrealized Currency Loss                                                                            (84,968)
                                                                                                         ----------
        Total Net Unrealized Gain                                                                         9,609,050
                                                                                                         ==========

2006 PARTNERSHIP NET ASSETS: $543,522,485
       Commodity                               456,160         0.08         2,995,834         0.55        3,451,994
       Equity                                4,924,820         0.91            --              --         4,924,820
       Foreign currency                       (247,846)       (0.05)        2,552,915         0.47        2,305,069
       Interest rate                        (2,248,119)       (0.41)        4,585,113         0.84        2,336,994
                                            ----------        -----        ----------        -----       ----------
         Grand Total:                        2,885,015         0.53        10,133,862         1.86       13,018,877
                                            ==========        =====        ==========        =====
        Unrealized Currency Loss                                                                         (1,057,266)
                                                                                                         ----------
        Total Net Unrealized Gain                                                                        11,961,611
                                                                                                         ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

SCHEDULES OF INVESTMENTS


DECEMBER 31, 2007 AND 2006

                                          LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:              GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------            --------------- ------------- ---------------- ------------- --------------
2007 PARTNERSHIP NET ASSETS: $215,528,061        $              %              $               %             $
       Commodity                             9,635,610         4.47          537,314          0.25       10,172,924
       Equity                                  385,124         0.18            --              --           385,124
       Foreign currency                       (349,860)       (0.16)        (986,474)        (0.46)      (1,336,334)
       Interest rate                         1,104,161         0.51         (127,932)        (0.06)         976,229
                                            ----------        -----        ---------         -----       ----------
         Grand Total:                       10,775,035         5.00         (577,092)        (0.27)      10,197,943
                                            ==========        =====        =========         =====
        Unrealized Currency Loss                                                                           (129,856)
                                                                                                         ----------
        Total Net Unrealized Gain                                                                        10,068,087
                                                                                                         ==========

2006 PARTNERSHIP NET ASSETS: $209,477,064
       Commodity                            12,403,353         5.92*         570,125          0.27       12,973,478
       Equity                                1,533,728         0.73             (775)          --         1,532,953
       Foreign currency                      1,553,840         0.74        1,207,868          0.58        2,761,708
       Interest rate                          (773,724)       (0.37)         969,810          0.46          196,086
                                            ----------        -----        ---------         -----       ----------
         Grand Total:                       14,717,197         7.02        2,747,028          1.31       17,464,225
                                            ==========        =====        =========         =====
        Unrealized Currency Loss                                                                           (414,234)
                                                                                                         ----------
        Total Net Unrealized Gain                                                                        17,049,991
                                                                                                         ==========

*No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

SCHEDULES OF INVESTMENTS


DECEMBER 31, 2007 AND 2006

                                          LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:              GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------            --------------- ------------- ---------------- ------------- --------------
2007 PARTNERSHIP NET ASSETS: $578,899,658        $              %              $               %             $
       Commodity                             7,755,544         1.34          (145,413)       (0.02)       7,610,131
       Equity                                  823,775         0.14           427,342         0.07        1,251,117
       Foreign currency                     (2,439,845)       (0.42)         (585,521)       (0.10)      (3,025,366)
       Interest rate                         1,669,779         0.29          (147,183)       (0.03)       1,522,596
                                            ----------        -----        ----------        -----       ----------
         Grand Total:                        7,809,253         1.35          (450,775)       (0.08)       7,358,478
                                            ==========        =====        ==========        =====
        Unrealized Currency Gain                                                                          3,847,648
                                                                                                         ----------
        Total Net Unrealized Gain                                                                        11,206,126
                                                                                                         ==========

2006 PARTNERSHIP NET ASSETS: $756,820,958
       Commodity                             1,502,376         0.20         2,066,014         0.27        3,568,390
       Equity                                7,860,426         1.04            --              --         7,860,426
       Foreign currency                      3,058,385         0.40        12,834,701         1.70       15,893,086
       Interest rate                        (6,358,278)       (0.84)       16,042,982         2.12        9,684,704
                                            ----------        -----        ----------        -----       ----------
         Grand Total:                        6,062,909         0.80        30,943,697         4.09       37,006,606
                                            ==========        =====        ==========        =====
        Unrealized Currency Loss                                                                         (5,189,259)
                                                                                                         ----------
        Total Net Unrealized Gain                                                                        31,817,347
                                                                                                         ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Morgan Stanley Spectrum Currency L.P. ("Spectrum Currency"), Morgan Stanley Spectrum Global Balanced L.P. ("Spectrum Global Balanced"), Morgan Stanley Spectrum Select L.P. ("Spectrum Select"), Morgan Stanley Spectrum Strategic L.P. ("Spectrum Strategic"), and Morgan Stanley Spectrum Technical L.P. ("Spectrum Technical") (individually, a "Partnership", or collectively, the "Partnerships"), are limited partnerships organized to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests").
  The Partnerships may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.
  Premiums received/paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  The general partner of each Partnership is Demeter Management Corporation ("Demeter"). The commodity brokers for Spectrum Global Balanced, Spectrum Select, Spectrum Strategic, and Spectrum Technical are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). Spectrum Currency's commodity broker is MS&Co. MS&Co. acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.
  On April 1, 2007, Morgan Stanley merged Morgan Stanley DW Inc. ("Morgan Stanley DW") into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Partnerships' principal U.S. commodity broker-dealer.
  On April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

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

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, MS&Co. pays each Partnership interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month on 80% of the funds on deposit with the commodity brokers at each month-end in the case of Spectrum Currency, Spectrum Select, Spectrum Strategic, and Spectrum Technical, and on 100% in the case of Spectrum Global Balanced. For purposes of such interest payments, Net Assets do not include monies owed to the Partnerships on Futures Interests.
  The Partnerships' functional currency is the U.S. dollar; however, the Partnerships may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


NEW ACCOUNTING DEVELOPMENTS. In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 became effective for the Partnerships as of January 1, 2007. The Partnerships have determined that the adoption of FIN 48 did not have a material impact on the Partnerships' financial statements. The Partnerships file U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.
  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnerships as of January 1, 2008. The impact to the Partnerships' financial statements, if any, is currently being assessed.

TRADING EQUITY. The Partnerships' asset "Trading Equity," reflected on the Statements of Financial Condition, consists of (A) cash on deposit with MS&Co. and MSIP for Spectrum Global Balanced, Spectrum Select, Spectrum Strategic, and Spectrum Technical, and with MS&Co. for Spectrum Currency, to be used as margin for trading; (B) net unrealized gains or losses on futures and forward contracts, which are valued at market and calculated as the difference between original contract value and market value; and for Partnerships which trade in options, (C) options purchased at fair value. Options written at fair value are recorded in Liabilities.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and MSIP acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIP, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' Statements of Financial Condition.
  The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of their master netting agreement with MS&Co., as the counterparty on such contracts. The Partnerships have consistently applied their right to offset.

BROKERAGE AND RELATED TRANSACTION FEES AND COSTS. The brokerage fees for Spectrum Currency and Spectrum Global Balanced are accrued at a flat monthly rate of 1/12 of 4.6% (a 4.6% annual rate) of Net Assets as of the first day of each month.

  Brokerage fees for Spectrum Select, Spectrum Strategic, and Spectrum Technical are currently accrued at a flat monthly rate of 1/12 of 6.0% (a 6.0% annual rate) of Net Assets as of the first day of each month.

  Effective July 1, 2005, brokerage fees for Spectrum Select, Spectrum Strategic, and Spectrum Technical were reduced from 1/12 of 7.25% (a 7.25% annual rate) to 1/12 of 6.0% (a 6.0% annual rate) of Net Assets as of the first day of each month.
  Such brokerage fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and continuing offering expenses.

OPERATING EXPENSES. The Partnerships incur monthly management fees and may incur incentive fees. All common administrative and continuing offering expenses including legal, auditing, accounting, filing fees, and other related expenses are borne by MS&Co. through the brokerage fees paid by the Partnerships.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


CONTINUING OFFERING. Units of each Partnership are offered at a price equal to 100% of the Net Asset Value per Unit as of the close of business on the last day of each month. No selling commissions or charges related to the continuing offering of Units are paid by the limited partners or the Partnerships. MS&Co. pays all such costs.

REDEMPTIONS. Limited partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of the last day of any month that is at least six months after the closing at which a person first becomes a limited partner. The Request for Redemption must be delivered to a limited partner's local Morgan Stanley Branch Office in time for it to be forwarded and received by Demeter, no later than 3:00 p.m., New York City time, on the last day of the month in which the redemption is to be effective. Redemptions must be made in whole Units, in a minimum amount of 50 Units required for each redemption, unless a limited partner is redeeming his entire interest in a Partnership.
  Units redeemed on or prior to the last day of the twelfth month from the date of purchase will be subject to a redemption charge equal to 2% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twelfth month and on or prior to the last day of the twenty-fourth month from the date of purchase will be subject to a redemption charge equal to 1% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twenty-fourth month from the date of purchase will not be subject to a redemption charge. The foregoing redemption charges are paid to MS&Co.

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

DISSOLUTION OF THE PARTNERSHIPS. Spectrum Currency, Spectrum Global Balanced, Spectrum Strategic, and Spectrum Technical will terminate on December 31, 2035, and Spectrum Select will terminate on December 31, 2025, regardless of financial condition at such time, or at an earlier date if certain conditions occur as defined in each Partnership's Limited Partnership Agreement.

LITIGATION SETTLEMENT. Spectrum Global Balanced, Spectrum Select, Spectrum Strategic, and Spectrum Technical received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and each Partnership received a settlement award payment in the amount of $2,230, $85,000, $454, and $4,209, respectively, during November 2005. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


RESTRICTED AND UNRESTRICTED CASH. As reflected on the Partnerships' Statements of Financial Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash are maintained separately. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

RECLASSIFICATIONS.   Certain prior year amounts relating to cash balances were
reclassified on the Statements of Financial Condition and Cash Flows to conform to 2007 presentation. Certain prior year amounts relating to options were reclassified on the Statements of Financial Condition to conform to 2007 presentation. Such reclassifications have no impact on the Partnerships' reported net income (loss).

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS

Each Partnership pays brokerage fees to MS&Co. (Morgan Stanley DW through March 31, 2007) as described in Note 1. Spectrum Global Balanced, Spectrum Select, Spectrum Strategic, and Spectrum Technical's cash is on deposit with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIP, and Spectrum Currency's cash is on deposit with Morgan Stanley DW (through March 31, 2007) and MS&Co., in futures interests trading accounts to meet margin requirements as needed. MS&Co. (Morgan Stanley DW through March 31, 2007) pays interest on these funds as described in Note 1.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
3. TRADING ADVISORS

Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership at December 31, 2007 were as follows:

Morgan Stanley Spectrum Currency L.P.
  John W. Henry & Company, Inc. ("JWH")
  Sunrise Capital Partners, LLC ("Sunrise")
  C-View International Limited ("C-View"),
   effective December 1, 2007
  DKR Fusion Management L.P. ("DKR"),
  effective December 1, 2007
  FX Concepts Trading Advisor, Inc. ("FX Concepts"), effective December 1, 2007

Morgan Stanley Spectrum Global Balanced L.P.
  SSARIS Advisors, LLC ("SSARIS")
  Altis Partners (Jersey) Limited ("Altis"),
   effective December 1, 2007
  Cornerstone Quantitative Investment Group, Inc.
  ("Cornerstone"), effective December 1, 2007
  C-View International Limited,
   effective December 1, 2007

Morgan Stanley Spectrum Select L.P.
  EMC Capital Management, Inc. ("EMC")
  Northfield Trading L.P. ("Northfield")
  Rabar Market Research, Inc. ("Rabar")
  Sunrise Capital Management, Inc.
  Graham Capital Management, L.P. ("Graham")
  Altis Partners (Jersey) Limited,
   effective December 1, 2007

Morgan Stanley Spectrum Strategic L.P.
  Blenheim Capital Management, L.L.C. ("Blenheim")
  Eclipse Capital Management, Inc. ("Eclipse")
  FX Concepts Trading Advisor, Inc.
  Cornerstone, effective December 1, 2007

Morgan Stanley Spectrum Technical L.P.
  Campbell & Company, Inc. ("Campbell")
  Chesapeake Capital Corporation ("Chesapeake")
  John W. Henry & Company, Inc.
  Winton Capital Management Limited ("Winton")
  Aspect Capital Limited ("Aspect"),
   effective December 1, 2007
  Rotella Capital Management, Inc. ("Rotella"), effective December 1, 2007

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. The management fee for Spectrum Currency is accrued at a rate of 1/6 of 1% per month of Net Assets allocated to each trading advisor on the first day of each month (a 2% annual rate).

  The management fee for Spectrum Global Balanced is accrued at a rate of 1/12 of 1% per month of Net Assets allocated to Cornerstone on the first day of each month (a 1% annual rate), 5/48 of 1% per month of Net Assets allocated to SSARIS on the first day of each month (a 1.25% annual rate), 1/12 of 1.75% per month of Net Assets allocated to Altis on the first day of each month (a 1.75% annual rate), and 1/6 of 1% per month of Net Assets allocated to C-View on the first day of each month (a 2% annual rate).

  The management fee for Spectrum Select is accrued at a rate of 1/12 of 1.75% per month of Net Assets allocated to Altis on the first day of each month (a 1.75% annual rate), 1/6 of 1% per month of Net Assets allocated to Graham on the first day of each month (a 2% annual rate), 5/24 of 1% per month of Net Assets allocated to EMC and Rabar on the first day of each month (a 2.5% annual rate), and 1/4 of 1% per month of Net Assets allocated to Northfield and Sunrise on the first day of each month (a 3% annual rate).
  The management fee for Spectrum Strategic is accrued at a rate of 1/12 of 1% per month of Net Assets allocated to Cornerstone on the first day of each month (a 1% annual rate), 1/6 of 1% per month of Net Assets allocated to FX Concepts on the first day of each month (a 2% annual rate), and 1/4 of 1% per month of Net Assets allocated to Blenheim and Eclipse on the first day of each month (a 3% annual rate).

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  The management fee for Spectrum Technical is accrued at a rate of 1/6 of 1% per month of Net Assets allocated to Aspect, JWH, Rotella, and Winton on the first day of each month (a 2% annual rate), and 1/4 of 1% per month of Net Assets allocated to Campbell on the first day of each month (a 3% annual rate).
  For the period of September 1, 2007, through December 31, 2007, Chesapeake waived the management fee it receives from Spectrums Technical. Effective January 1, 2008, Spectrum Technical pays Chesapeake a monthly management fee equal to 1/6 of 1% of its Net Assets allocated to Chesapeake on the first day of each month (a 2% annual rate). Prior to September 1, 2007, Spectrum Technical paid Chesapeake a monthly management fee equal to 1/4 of 1% of its Net Assets allocated to Chesapeake on the first day of each month (a 3% annual rate).
INCENTIVE FEE.   Spectrum Currency pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to each trading advisor's allocated Net Assets as of the end of each calendar month.

  Spectrum Global Balanced pays a monthly incentive fee equal to 15% of the trading profits experienced with respect to the Net Assets allocated to SSARIS as of the end of each calendar month, and 20% of the trading profits experienced with respect to the Net Assets allocated to Altis, Cornerstone, and C-View as of the end of each calendar month.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  Spectrum Select pays a monthly incentive fee equal to 15% of the trading profits experienced with respect to the Net Assets allocated to Northfield and Sunrise as of the end of each calendar month, 17.5% of the trading profits experienced with respect to the Net Assets allocated to EMC and Rabar as of the end of each calendar month, and 20% of the trading profits experienced with respect to the Net Assets allocated to Altis and Graham as of the end of each calendar month.

  Spectrum Strategic pays a monthly incentive fee equal to 15% of the trading profits experienced with respect to the Net Assets allocated to Blenheim and Eclipse as of the end of each calendar month, and 20% of the trading profits experienced with respect to the Net Assets allocated to Cornerstone and FX Concepts as of the end of each calendar month.

  Spectrum Technical pays a monthly incentive fee equal to 19% of the trading profits experienced with respect to the Net Assets allocated to Chesapeake as of the end of each calendar month, and 20% of the trading profits experienced with respect to the Net Assets allocated to each of Aspect, Campbell, JWH, Rotella, and Winton as of the end of each calendar month.

  Trading profits represent the amount by which profits from futures, forwards, and options trading exceed losses after brokerage and management fees are deducted.

  For all trading advisors with trading losses, no incentive fee is paid in subsequent months until all such losses are recovered. Cumulative trading losses are adjusted on a pro-rata basis for the net amount of each month's subscriptions and redemptions.

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

  The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.
  The Partnerships' contracts are accounted for on a trade-date basis and marked to market on a daily basis. Each Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:
(1)One or more underlying notional amounts or payment provisions;
(2)Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
(3)Terms require or permit net settlement.
  Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

  The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


SPECTRUM CURRENCY

                  NET UNREALIZED GAINS/(LOSSES)
                        ON OPEN CONTRACTS         LONGEST MATURITIES
                --------------------------------  -------------------
                             OFF-                             OFF-
                EXCHANGE-  EXCHANGE-              EXCHANGE- EXCHANGE-
           YEAR  TRADED     TRADED       TOTAL     TRADED    TRADED
           ---- --------- ----------  ----------  --------- ---------
                    $          $           $
           2007    --     (1,564,257) (1,564,257)    --     Mar. 2008
           2006    --      4,534,033   4,534,033     --     Mar. 2007

SPECTRUM GLOBAL BALANCED

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2007   898,616  51,994     950,610 Jun. 2009 Mar. 2008
             2006 1,191,766    --     1,191,766 Jun. 2007    --

SPECTRUM SELECT

                 NET UNREALIZED GAINS/(LOSSES)
                       ON OPEN CONTRACTS         LONGEST MATURITIES
                -------------------------------- -------------------
                             OFF-                            OFF-
                EXCHANGE-  EXCHANGE-             EXCHANGE- EXCHANGE-
           YEAR  TRADED     TRADED      TOTAL     TRADED    TRADED
           ---- ---------- ---------  ---------- --------- ---------
                    $          $          $
           2007 10,327,936  (718,886)  9,609,050 Jun. 2009 Mar. 2008
           2006 10,738,293 1,223,318  11,961,611 Jun. 2008 Mar. 2007

SPECTRUM STRATEGIC

                  NET UNREALIZED GAINS/(LOSSES)
                        ON OPEN CONTRACTS         LONGEST MATURITIES
                --------------------------------- -------------------
                              OFF-                            OFF-
                EXCHANGE-   EXCHANGE-             EXCHANGE- EXCHANGE-
           YEAR  TRADED      TRADED      TOTAL     TRADED    TRADED
           ---- ---------- ----------  ---------- --------- ---------
                    $           $          $
           2007 11,568,520 (1,500,433) 10,068,087 Dec. 2011 Nov. 2008
           2006 14,262,116  2,787,875  17,049,991 Dec. 2008  May 2007

SPECTRUM TECHNICAL

                  NET UNREALIZED GAINS/(LOSSES)
                        ON OPEN CONTRACTS         LONGEST MATURITIES
                --------------------------------- -------------------
                              OFF-                            OFF-
                EXCHANGE-   EXCHANGE-             EXCHANGE- EXCHANGE-
           YEAR  TRADED      TRADED      TOTAL     TRADED    TRADED
           ---- ---------- ----------  ---------- --------- ---------
                    $           $          $
           2007 14,510,132 (3,304,006) 11,206,126 Jun. 2010 Mar. 2008
           2006 21,920,150  9,897,197  31,817,347 Jun. 2008 Mar. 2007

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  The Partnerships have credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnerships trade is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.

  The Partnerships also have credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for each Partnership's exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2007 and 2006 respectively, $35,308,073 and $41,074,269 for Spectrum Global Balanced, $530,127,958 and $547,628,371 for Spectrum Select, $217,469,564 and
$207,351,885 for Spectrum Strategic, and $592,593,582 and $754,343,175 for
Spectrum Technical. With respect to each Partnership's off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, each Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnerships are at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnerships' and the counterparties' exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s or MSCG's bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

SPECTRUM CURRENCY

                                              2007        2006     2005
                                            --------    -------  --------
        PER UNIT OPERATING
         PERFORMANCE:
        NET ASSET VALUE, JANUARY 1:         $  11.38    $ 11.78  $  14.41
                                            --------    -------  --------
        NET OPERATING RESULTS:
           Interest Income                      0.38       0.41      0.28
           Expenses                            (0.72)     (0.73)    (0.82)
           Realized Profit (Loss)/(1)/         (0.73)      0.02     (1.54)
           Unrealized Loss                     (0.47)     (0.10)    (0.55)
                                            --------    -------  --------
           Net Loss                            (1.54)     (0.40)    (2.63)
                                            --------    -------  --------
        NET ASSET VALUE,
         DECEMBER 31:                       $   9.84    $ 11.38  $  11.78
                                            ========    =======  ========
        FOR THE CALENDAR YEAR:
        RATIOS TO AVERAGE NET
         ASSETS:
           Net Investment Loss                (3.2)%     (2.9)%    (4.4)%
           Expenses before Incentive Fees      6.8 %      6.7 %     6.8 %
           Expenses after Incentive Fees       6.8 %      6.7 %     6.8 %
           Net Loss                          (14.8)%     (4.9)%   (21.4)%
        TOTAL RETURN BEFORE
         INCENTIVE FEES                      (13.5)%     (3.4)%   (18.3)%
        TOTAL RETURN AFTER
         INCENTIVE FEES                      (13.5)%     (3.4)%   (18.3)%

        INCEPTION-TO-DATE RETURN              (1.6)%
        COMPOUND ANNUALIZED
         RETURN                               (0.2)%

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


SPECTRUM GLOBAL BALANCED

                                               2007     2006     2005
                                             -------  -------  -------
         PER UNIT OPERATING
          PERFORMANCE:
         NET ASSET VALUE, JANUARY 1:         $ 15.60  $ 15.23  $ 14.61
                                             -------  -------  -------
         NET OPERATING RESULTS:
            Interest Income                     0.71     0.74     0.43
            Expenses                           (0.92)   (0.91)   (0.85)
            Realized Profit/(1)/                0.34     0.33     1.11
            Unrealized Profit (Loss)           (0.10)    0.21    (0.07)
            Proceeds from Litigation
             Settlement                         --       --       0.00
                                             -------  -------  -------
            Net Income                          0.03     0.37     0.62
                                             -------  -------  -------
         NET ASSET VALUE,
          DECEMBER 31:                       $ 15.63  $ 15.60  $ 15.23
                                             =======  =======  =======
         FOR THE CALENDAR YEAR:
         RATIOS TO AVERAGE NET
          ASSETS:
            Net Investment Loss               (1.3)%   (1.1)%   (2.9)%
            Expenses before Incentive Fees     5.9 %    5.9 %    5.9 %
            Expenses after Incentive Fees      5.9 %    5.9 %    5.9 %
            Net Income                         0.1 %    2.5 %    3.9 %
         TOTAL RETURN BEFORE
          INCENTIVE FEES                       0.2 %    2.4 %    4.2 %
         TOTAL RETURN AFTER
          INCENTIVE FEES                       0.2 %    2.4 %    4.2 %

         INCEPTION-TO-DATE RETURN             56.3 %
         COMPOUND ANNUALIZED
          RETURN                               3.5 %

SPECTRUM SELECT

                                              2007      2006     2005
                                            --------  -------  -------
        PER UNIT OPERATING
         PERFORMANCE:
        NET ASSET VALUE, JANUARY 1:         $  29.06  $ 27.45  $ 28.88
                                            --------  -------  -------
        NET OPERATING RESULTS:
           Interest Income                      1.05     1.08     0.63
           Expenses                            (2.59)   (2.54)   (2.54)
           Realized Profit/(1)/                 3.85     3.40     0.33
           Unrealized Profit (Loss)            (0.13)   (0.33)    0.15
           Proceeds from Litigation
            Settlement                         --        --       0.00
                                            --------  -------  -------
           Net Income (Loss)                    2.18     1.61    (1.43)
                                            --------  -------  -------
        NET ASSET VALUE,
         DECEMBER 31:                       $  31.24  $ 29.06  $ 27.45
                                            ========  =======  =======
        FOR THE CALENDAR YEAR:
        RATIOS TO AVERAGE NET
         ASSETS:
           Net Investment Loss                (5.3)%   (5.0)%   (7.2)%
           Expenses before Incentive Fees      8.6 %    8.8 %    9.5 %
           Expenses after Incentive Fees       8.8 %    8.8 %    9.5 %
           Net Income (Loss)                   7.2 %    5.7 %   (5.3)%
        TOTAL RETURN BEFORE
         INCENTIVE FEES                        7.7 %    5.9 %   (5.0)%
        TOTAL RETURN AFTER
         INCENTIVE FEES                        7.5 %    5.9 %   (5.0)%

        INCEPTION-TO-DATE RETURN             212.4 %
        COMPOUND ANNUALIZED
         RETURN                                7.2 %

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


SPECTRUM STRATEGIC

                                                 2007     2006     2005
                                               -------  -------  -------
      PER UNIT OPERATING
       PERFORMANCE:
      NET ASSET VALUE, JANUARY 1:              $ 17.15  $ 14.18  $ 14.56
                                               -------  -------  -------
      NET OPERATING RESULTS:
         Interest Income                          0.61     0.58     0.31
         Expenses                                (1.59)   (1.83)   (1.44)
         Realized Profit (Loss)/(1)/              2.41     3.92    (0.10)
         Unrealized Profit (Loss)                (0.57)    0.30     0.85
         Proceeds from Litigation Settlement      --       --       0.00
                                               -------  -------  -------
         Net Income (Loss)                        0.86     2.97    (0.38)
                                               -------  -------  -------
      NET ASSET VALUE,
       DECEMBER 31:                            $ 18.01  $ 17.15  $ 14.18
                                               =======  =======  =======
      FOR THE CALENDAR YEAR:
      RATIOS TO AVERAGE NET
       ASSETS:
         Net Investment Loss                    (5.6)%   (7.8)%   (8.4)%
         Expenses before Incentive Fees          8.7 %    8.6 %    9.4 %
         Expenses after Incentive Fees           9.1 %   11.4 %   10.8 %
         Net Income (Loss)                       4.9 %   18.6 %   (3.3)%
      TOTAL RETURN BEFORE
       INCENTIVE FEES                            5.3 %   24.1 %   (1.4)%
      TOTAL RETURN AFTER
       INCENTIVE FEES                            5.0 %   20.9 %   (2.6)%

      INCEPTION-TO-DATE RETURN                  80.1 %
      COMPOUND ANNUALIZED
       RETURN                                    4.6 %

SPECTRUM TECHNICAL

                                                 2007      2006     2005
                                              --------   -------  -------
     PER UNIT OPERATING
      PERFORMANCE:
     NET ASSET VALUE, JANUARY 1:              $  23.57   $ 22.36  $ 23.63
                                              --------   -------  -------
     NET OPERATING RESULTS:
        Interest Income                           0.81      0.87     0.51
        Expenses                                 (2.08)*   (2.21)   (2.10)
        Realized Profit (Loss)/(1)/              (1.41)     2.25     0.48
        Unrealized Profit (Loss)                 (0.67)     0.30    (0.16)
        Proceeds from Litigation Settlement       --        --       0.00
                                              --------   -------  -------
        Net Income (Loss)                        (3.35)     1.21    (1.27)
                                              --------   -------  -------
     NET ASSET VALUE,
      DECEMBER 31:                            $  20.22   $ 23.57  $ 22.36
                                              ========   =======  =======
     FOR THE CALENDAR YEAR:
     RATIOS TO AVERAGE NET
      ASSETS:
        Net Investment Loss                     (5.7)%    (5.8)%   (7.3)%
        Expenses before Incentive Fees           8.6 %**   8.6 %    9.3 %
        Expenses after Incentive Fees            9.4 %**   9.5 %    9.6 %
        Net Income (Loss)                      (15.1)%     5.1 %   (5.4)%
     TOTAL RETURN BEFORE
      INCENTIVE FEES                           (13.4)%     6.4 %   (5.0)%
     TOTAL RETURN AFTER
      INCENTIVE FEES                           (14.2)%     5.4 %   (5.4)%

     INCEPTION-TO-DATE RETURN                  102.2 %
     COMPOUND ANNUALIZED
      RETURN                                     5.5 %

*Expenses per unit would have been $(2.12) had it not been for the management fee waived by Chesapeake.
**Such percentage is after waiver of management fees. Chesapeake voluntarily waived a portion of the management fees (equal to 0.2% of average net assets). /(1)/Realized Profit (Loss) is a balancing amount necessary to reconcile the change in Net Asset Value per Unit with the other per Unit information.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(concluded)


--------------------------------------------------------------------------------
6. SUBSEQUENT EVENTS
Effective February 29, 2008, Demeter terminated the management agreement by and among Demeter, Spectrum Global Balanced, and Cornerstone. Consequently, Cornerstone ceased all futures interests trading on behalf of Spectrum Global Balanced as of February 29, 2008. Effective March 1, 2008, the estimated percentage of net assets allocated to each trading advisor of Spectrum Global Balanced were as follows: SSARIS Advisors, LLC (33.34%); Altis Partners
(Jersey) Limited (33.33%); and C-View International Limited (33.33%).
  Effective February 29, 2008, Demeter terminated the management agreement by and among Demeter, Spectrum Strategic, and Cornerstone. Consequently, Cornerstone ceased all futures interests trading on behalf of Spectrum
Strategic as of February 29, 2008. Effective March 1, 2008, the estimated percentage of net assets allocated to each trading advisor of Spectrum
Strategic were as follows: Blenheim Capital Management, L.L.C. (52.50%);
Eclipse Capital Management Limited (27.50%); and FX Concepts Trading Advisor, Inc. (20%).

                    Demeter Management Corporation
                    522 Fifth Avenue, 13th Floor
                    New York, NY 10036

[LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED


 LOGO
DWS 38221-09
                                   PRESORTED
                                   STANDARD
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA