Form 10-Q
period 2008-03-31
MORGAN STANLEY SPECTRUM SELECT LP
filed 2008-05-15
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

Large accelerated filer_______ 		Accelerated filer_______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X


       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2008



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2008
		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Quarters
		Ended March 31, 2008 and 2007 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2008 and 2007 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2008 and 2007 (Unaudited)	5

		Condensed Schedules of Investments as of March 31, 2008
		(Unaudited) and December 31, 2007...........................6

		Notes to Financial Statements (Unaudited)	7-16

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	17-26

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	26-40

Item 4.	Controls and Procedures	40

Item 4T.	Controls and Procedures	40


PART II. OTHER INFORMATION

Item 1A.Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities
			and Use of Proceeds	41-42

Item 5.	Other Information....................................42-44

Item 6.	Exhibits	44


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION

                                                                     March 31,	December 31,
                                                                        2008                                  2007
                                                                         $                   	$
                                                                                                         (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	546,459,780	475,137,768
	Restricted cash	    22,638,449	    44,662,254

  	     Total cash	  569,098,229	  519,800,022

    Net unrealized gain on open contracts (MS&Co.) 	9,945,438	    8,888,890
    Net unrealized gain on open contracts (MSIP) 	        541,072	         773,528

          Total net unrealized gain on open contracts	   10,486,510  	      9,662,418

    Options purchased (proceeds paid $1,896,591 and
             $378,156, respectively)	     1,956,973  	         324,788

	     Total Trading Equity	581,541,712	529,787,228

Subscriptions receivable	3,163,636	3,061,382
Interest receivable (MS&Co.)	          590,906	      1,063,195

	     Total Assets	   585,296,254   	     533,911,805

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	8,858,493	7,030,875
Accrued brokerage fees (MS&Co.)	2,936,817	2,636,618
Accrued management fees	1,171,595	    1,049,154
Accrued incentive fees	           63,750	         16,603

	     Total Liabilities	   13,030,655	     10,733,250

Partners? Capital

Limited Partners (16,028,115.698 and
   16,562,641.240 Units, respectively)	566,139,246	517,496,723
General Partner (173,444.769 and
    181,848.769 Units, respectively)	       6,126,353	      5,681,832

	     Total Partners? Capital	    572,265,599	 523,178,555

	     Total Liabilities and Partners? Capital	    585,296,254   	   533,911,805

NET ASSET VALUE PER UNIT	               35.32	            31.24

	The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

	                                                                                      For the Quarters Ended March 31,


                                                                         		        2008    	    2007
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (MS&Co.)		    2,397,952			     5,264,283

EXPENSES
	Brokerage fees (MS&Co.)		8,197,976	8,078,508
	Incentive fee		5,716,243	-
	Management fees	      	        3,275,658	     3,558,181

		Total Expenses		      17,189,877	   11,636,689

NET INVESTMENT LOSS	     (14,791,925)	   (6,372,406)

TRADING RESULTS
Trading profit (loss):
	Realized		  	81,581,893	(43,051,851)
	Net change in unrealized		           937,842	    1,388,944

		Total Trading Results		      82,519,735	  (41,662,907)


NET INCOME (LOSS) 	     67,727,810	  (48,035,313)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		             66,986,460	(47,516,243)
	General Partner                                                  		                  741,350	     (519,070)

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		4.08	(2.58)
	General Partner                                                   		 4.08    	(2.58)


	                                                                                   Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                	16,465,308.371		18,631,982.002



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters  Ended March 31, 2008 and 2007
	(Unaudited)



                                                      Units of
                                                        Partnership                Limited                  General
                         Interest                   Partners                 Partner               Total
                                                            $                             $                      $
Partners? Capital,
     December 31, 2006                       18,702,848.006	 537,667,844	  5,854,641	 543,522,485

Offering of Units	588,365.194	16,541,509	?     	16,541,509

Net Loss                                                            ?		 (47,516,243)	(519,070)	(48,035,313)

Redemptions	    (764,859.579)	  (21,369,074)	             ?      	  (21,369,074)

Partners? Capital,
     March 31, 2007	  18,526,353.621	 485,324,036	  5,335,571	 490,659,607





Partners? Capital,
     December 31, 2007                       16,744,490.009	 517,496,723	  5,681,832	 523,178,555

Offering of Units	234,627.264	 8,106,900	?     	8,106,900

Net Income                                                          ?		 66,986,460	741,350	67,727,810

Redemptions	    (777,556.806)	  (26,450,837)	       (296,829) 	  (26,747,666)

Partners? Capital,
     March 31, 2008	  16,201,560.467	 566,139,246	  6,126,353	 572,265,599








The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	          For the Quarters Ended March 31,

                        2008                         2007
	              $	         $


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	67,727,810	(48,035,313)
Noncash item included in net income (loss):
     Net change in unrealized	(937,842)	(1,388,944)

(Increase) decrease in operating assets:
     Restricted cash	22,023,805	22,121,729
     Net option proceeds	(1,518,435)	-
     Interest receivable (MS&Co.)	472,289	97,447

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	300,199	(131,770)
	Accrued management fee	122,441	         (51,928)
	Accrued incentive fee	         47,147	                           -

Net cash provided by (used for) operating activities	   88,237,414	    (27,388,779)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	8,004,646	16,340,650
Cash paid for redemptions of Units	    (24,920,048)	   (22,595,825)

Net cash used for financing activities	     (16,915,402)	   (6,255,175)

Net increase (decrease) in unrestricted cash	71,322,012	(33,643,954)

Unrestricted cash at beginning of period	    475,137,768	   471,264,633

Unrestricted cash at end of period	    546,459,780	   437,620,679





	The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY SPECTRUM SELECT  L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2008 (Unaudited) and December 31, 2007


Futures and Forward Contracts
         Long
     Unrealized
    Gain/(Loss)

Percentage of
  Net Assets
     Short
 Unrealized
 Gain/(Loss)

Percentage of
 Net Assets

 Net Unrealized
    Gain/(Loss)

            $
 %
$
%
 $

March 31, 2008, Partnership Net Assets:  $572,265,599




Commodity
 (1,034,808)
       (0.18)
 1,907,550
       0.33
  872,742
Equity
  (121,244)
       (0.02)
(1,431,233)
      (0.25)
 (1,552,477)
Foreign currency
  7,348,212
        1.28
 2,456,301
       0.43
 9,804,513
Interest rate
  1,204,706
        0.21
    488,200
       0.09
 1,692,906






     Grand Total:
  7,396,866
        1.29
 3,420,818
       0.60
10,817,684

     Unrealized Currency Loss





     (270,792)

     Total Net Unrealized Gain



  10,546,892



   9,609,050


December 31, 2007, Partnership Net Assets:  $523,178,555









Commodity
  7,709,875
        1.47
   (680,641)
      (0.13)
7,029,234
Equity
   217,470
        0.04
 753,313
       0.14
     970,783
Foreign currency
 (2,792,089)
       (0.53)
 1,293,820
       0.25
(1,498,269)
Interest rate
  3,055,072
        0.58
    137,198
       0.03
 3,192,270






     Grand Total:
  8,190,328
        1.56
 1,503,690
       0.29
 9,694,018

     Unrealized Currency Loss





      (84,968)

     Total Net Unrealized Gain



   9,609,050







The accompanying notes are an integral part of these financial statements.

- 6 -


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)



The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Select L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Select L.P. is a Delaware limited partnership organized in 1991 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests"). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Spectrum Series").
- 7 -


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.

Premiums received/paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial
Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management Corporation ("Demeter"). The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on
                               - 8 -


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

all trading of options on foreign currency forward contracts.
MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc., Northfield Trading L.P., Rabar Market Research, Inc., Sunrise Capital Management, Inc., Graham Capital Management, L.P., and Altis Partners
(Jersey) Limited (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").


2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month. The Partnership pays brokerage fees to MS&Co.


3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                  Net Unrealized Gains/(Losses)
                         on Open Contracts                  Longest Maturities
	Exchange-	Off-Exchange-	               Exchange-	 Off-Exchange-
Date	  Traded  	   Traded       	Total        Traded       Traded
                    $             $            $
Mar. 31, 2008	2,912,996	7,633,896	10,546,892	 Sep. 2009	  Jun. 2008
Dec. 31, 2007	10,327,936	      (718,886)	 9,609,050	Jun. 2009	  Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counter-parties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward,

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $572,011,225 and $530,127,958 at March 31, 2008, and December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.


5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 157 (?SFAS? 157?), ?Fair Value Measurements?. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? quoted market prices in active markets for identical assets and liabilities; Level 2 ? inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 ? unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
March 31, 2008: <table> <caption>



Assets
   Quoted Prices in
  Active Markets for
    Identical Assets
          (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




            Total

Unrealized gain on open contracts
$      956,023
 $    7,633,896
 n/a

$    8,589,919
Options purchased
        1,956,973
            ?
 n/a

      1,956,973
    Total Assets
$   2,912,996
  $    7,633,896
 n/a

   $  10,546,892






In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (?SFAS 161?). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.


6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.



7.  Reclassification
Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2008 presentation. Such reclassification has no impact on the Partnership?s reported net income (loss).


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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2008, and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading gain (loss)? for open (unrealized) contracts, and recorded as ?Realized trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2008

The Partnership recorded total trading results including interest income totaling $84,917,687 and expenses totaling $17,189,877, resulting in net income of $67,727,810 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $31.24 at December 31, 2007, to $35.32 at March, 31, 2008.

The most significant trading gains of approximately 5.1% were recorded in the agricultural markets primarily during January and February from long positions in wheat futures as prices increased to a record high amid diminishing stockpiles and consistently rising global demand. Meanwhile, long futures positions in corn and the soybean complex resulted in gains as prices increased during January following news that global production might drop, while rising energy prices might boost demand for alternative biofuels. Prices continued to move higher throughout February amid speculation that demand from China would climb after severe winter storms damaged some of the nation?s major crops. Lastly, gains were experienced from long positions in cocoa futures as prices strengthened during January and February on worries regarding future supply from the Ivory Coast, the world?s largest producer. Additional gains of approximately 3.3% were recorded in the currency sector during February and March from short
       positions in the U.S. dollar versus the Swiss franc, euro,
Colombian peso, and Brazilian real as the value of the U.S. dollar weakened against most of its major rivals after weaker-than-expected manufacturing data from the Federal Reserve Bank of Philadelphia reignited fears of an economic slowdown in the U.S. The value of the U.S. dollar continued to decline after U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter 2007 Gross Domestic Product growth. Furthermore, the U.S. dollar weakened against its major rivals in March following news of weaker-than-expected U.S. retail sales and U.S. consumer confidence at a 16-year low. Finally, the value of the U.S. dollar was negatively affected by several interest rate cuts by the U.S. Federal Reserve as well as indications that interest rates might continue to decline.
During March, short positions in the Korean won versus the U.S. dollar resulted in gains as the value of the Korean won decreased relative to the U.S. dollar at the beginning of the month amid news of a widening Current-Account deficit out of Korea. Within the global interest rate sector, gains of approximately 3.0% were recorded during January and February from long positions in U.S. and Japanese fixed-income futures as prices moved higher amid a sharp decline in global equity markets, the aforementioned fears of a recession in the United States, and speculation that global interest rates would move lower. Smaller gains of approximately 1.9% were recorded in the metals markets during January and February from long positions in gold, silver, and platinum futures as prices moved higher amid continued uncertainty in the
       direction of the U.S. dollar and further "safe haven"
buying because of weakness in global equity markets. Further gains of approximately 1.7% were recorded in the global stock index sector throughout the quarter from short positions in European, Japanese, and U.S. equity index futures as prices decreased on concerns that mounting losses linked to U.S. sub-prime mortgage investments might continue to erode corporate earnings and curb global economic growth for the foreseeable future. Lastly, gains of approximately 0.7% were experienced in the energy markets during February and March from long futures positions in crude oil and its related products as prices moved higher amid increasing global supply concerns and a weakening U.S. dollar.


For the Quarter Ended March 31, 2007

The Partnership recorded total trading results including interest income totaling $(36,398,624) and expenses totaling $11,636,689, resulting in a net loss of $48,035,313 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $29.06 at December 31, 2006, to $26.48 at March 31, 2007.

The most significant trading losses of approximately 2.6% were recorded within the global stock index sector, primarily during February and early March, from long positions in U.S., Pacific Rim, and European stock index futures as prices reversed sharply
       lower after a massive sell-off in the global equity
markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. Furthermore, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. In addition, global equity prices were negatively affected by sub-prime loan delinquency concerns in the United States. Additional losses of approximately 1.9% were recorded in the currency sector, primarily during March, from long positions in the British pound versus the U.S. dollar as the value of the British pound weakened amid speculation that the Bank of England would not continue to increase interest rates in the near term. Additional losses were incurred from long positions in the New Zealand dollar versus the U.S. dollar primarily during January as the value of the U.S. dollar reversed higher against the New Zealand dollar after economic data suggested that the U.S. Federal Reserve would not cut interest rates in the near term. During February, short positions in the Swiss franc versus the U.S. dollar incurred additional losses as the value of the Swiss franc reversed higher against the U.S. dollar due to speculation of a narrowing interest rate differential between Switzerland and the United States. Short positions in the Canadian dollar versus the U.S. dollar recorded losses primarily during March as the value of the Canadian dollar strengthened after government reports showing job gains and rising exports prompted speculation that the Bank of
       Canada would refrain from cutting interest rates in 2007.
Within the metals markets, losses of approximately 1.4% were experienced from long positions in silver and gold futures as prices moved lower during February and March on concerns that a slowing Chinese economy would reduce demand for precious metals. Similarly, losses were incurred from long positions in aluminum futures as prices fell during January and February due to a decline in global demand and on news of an overabundance in supply. Losses of approximately 1.1% were recorded in the global interest rate sector during late February and early March from short positions in U.S., Australian, and German fixed-income futures as prices moved higher in a worldwide "flight-to-quality" due to the aforementioned sell-off in the global equity markets. During March, newly established long positions in U.S. interest rate futures incurred further losses as prices declined later in the month amid reduced demand for the "safe haven" of fixed-income investments. In addition, U.S. interest rate futures prices declined after a stronger-than-expected government jobs report. Additional losses of approximately 0.8% were experienced in the agricultural markets from long positions in coffee futures as prices fell sharply in January on speculation that retail price increases imposed by large food companies during the last quarter of 2006 would curb demand in the United States.
Elsewhere in the agricultural complex, losses were incurred from both short and long positions in cotton futures primarily during March as prices moved without consistent direction amid conflicting news regarding supply and demand. Meanwhile, long
       positions in corn and soybean futures resulted in further losses during January and March as prices dropped after the U.S. announced plans to seek additional sources for alternative fuels and the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up this year to its highest since 1944. Finally, losses of approximately 0.1% were recorded in the energy markets during March from short positions in natural gas futures as prices moved higher after the U.S. Department of Energy reported that natural gas supplies were down 15% from a year before. Elsewhere in the energy complex, short futures positions in gasoline resulted in losses during February and March as prices moved higher after data indicated higher U.S. fuel consumption. In addition, prices moved higher amid rising geopolitical concerns in the Middle East after the United Nations Security Council voted unanimously to increase sanctions against Iran. Prices also rose on news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf, adding to investor worries about the stability of the world?s oil supply in the region.

Item 3.	 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of
       trading loss.  Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experiences to date under the "Partnership?s Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of
       1995 (set forth in Section 27A of the Securities Act of
1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR
typically does not represent the worst case outcome.   Demeter
       uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets
       by primary market risk category at March 31, 2008, and
2007. At March 31, 2008, and 2007, the Partnership?s total capitalization was approximately $572 million and $491 million, respectively.


Primary Market            March 31, 2008      March 31, 2007
Risk Category             Value at Risk        Value at Risk

Currency	(0.65)%	(1.53)%

Interest Rate	      (0.31)	(0.59)

Equity	        (0.30)  	(0.62)

Commodity	(0.95)	(0.52)

Aggregate Value at Risk	      (1.34)%	   (1.93)%


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

       The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008.


Primary Market Risk Category	High	   Low	     Average
Currency	(1.37)%	(0.49)%	(0.91)%

Interest Rate	(1.33)	(0.31)	(0.60)

Equity	(1.54)	(0.20)	(0.60)

Commodity	(2.21)	(0.47)	(1.25)


Aggregate Value at Risk	(2.96)%	(1.34)%	(2.12)%


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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2007, and for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.
The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2008, such amount was equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors
       for managing such exposures, are subject to numerous
uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The second largest market exposure of the Partnership at March 31, 2008 was to the currency sector. The Partnership?s currency market exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At March 31, 2008, the Partnership?s major exposures were to the British pound, Japanese yen, Canadian dollar, euro, Swiss franc, Australian dollar, Polish zloty, and New Zealand dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At March 31, 2008, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Canadian, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of the Partnership?s stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries? interest rates and Australian interest rate will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At March 31, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary market exposures were to the DAX (Germany), S&P 500 E-MINI (U.S.), Euro Stox 50 (Europe), NASDAQ 100 (U.S.), NIKKEI 225 (Japan), FTSE 100 (United Kingdom), TOPIX (Japan), TAIWAN (Taiwan), SPI-200 (Australia), Hang Seng (Hong Kong), CAC 40 (France), AEX (Netherlands), All Share (South Africa), Canada S&P 500 (Canada), IBEX 35 (Spain), and RUSSELL 2000 (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Japanese, Hong Kong, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The largest market exposure of the Partnership at March 31, 2008 was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as
       weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	 The third largest market exposure of the
Partnership at March 31, 2008 was to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, tin, zinc, nickel, and lead, and precious metals, such as gold, silver, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize their trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2008, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the corn, wheat, coffee, live cattle, feeder cattle, cocoa, lean hogs, soybeans, lumber, orange juice, soybean meal, rough rice, cotton, soybean oil, sugar, and rubber markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2008 were in euros, Japanese yen, Canadian dollars, Australian dollars, Hong Kong dollars, Swiss francs, British pounds, Mexican pesos, Czech koruna, Norwegian kroner, New Zealand dollars, Singapore dollars, Hungarian forint, Swedish kronor, and South African rand. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, in a multi-advisor Partnership, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the
       maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4.	CONTROLS AND PROCEDURES
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
Not applicable.



       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007. <table> <caption>

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
Additional Registration	1,500,000.000	   May 11, 1998		    333-47829
Additional Registration	5,000,000.000		January 21, 1999	    333-68773
Additional Registration	4,500,000.000 	  February 28, 2000	    333-90467
Additional Registration	1,000,000.000	   April 30, 2002	         333-84656
Additional Registration	7,000,000.000	   April 28, 2003	        333-104005
Additional Registration	 23,000,000.000 	  April 28, 2004	        333-113393
   Total Units Registered	 42,000,000.000

Units sold post conversion      29,135,884.684
Units unsold through 3/31/08    12,864,115.316


Total Units sold
  through 3/31/08               43,749,851.784
  (pre and post conversion)

- 41 -


       The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2008, was $989,965,926.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.


Item 5.  OTHER INFORMATION
Management. Effective March 20, 2008, Mr. Michael Durbin, age 40, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Durbin is a Managing Director of Morgan Stanley and has been Chief Operating Officer of National Sales since February 2008. Mr. Durbin joined Morgan Stanley in 1990 and has served in a succession of leadership positions in both its institutional and wealth management businesses, most recently as head of Global Wealth Management Group Capital Markets from October 2007 to February 2008. Mr. Durbin also served as Head of Equity Products and Services from
       March 2006 to October 2007, Head of International Private
Wealth Management from May 2005 to March 2006, Chief Strategic and Risk Officer of Global Wealth Management Group from September 2004 to May 2005, and Chief Administrative Officer of each of Private Wealth Management and Global Wealth Management Group from January 2002 to September 2004. Mr. Durbin received his B.B.A. from the University of Notre Dame in 1990 and an M.B.A. from the New York University in 1998.

Effective March 20, 2008, Mr. Jose Morales, age 31, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Morales is a Vice President at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr. Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter,
       Mr. Morales served as a member of the Managed Futures
Investment Management Committee from March 2005 to March 2008. Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.


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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2008            By:/s/ Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Regisrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

- 16 -