Form 10-Q
period 2008-06-30
MORGAN STANLEY SPECTRUM SELECT LP
filed 2008-08-13
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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






(Former name, former address and former fiscal year, if changed since last report)

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2008



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2008
		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2008 and 2007 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2008 and 2007 (Unaudited)	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2008 and 2007 (Unaudited)	5

		Condensed Schedules of Investments as of June 30, 2008
		(Unaudited) and December 31, 2007...........................6

		Notes to Financial Statements (Unaudited)	7-17

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	18-32

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	32-45

Item 4.	Controls and Procedures	45-46

Item 4T.	Controls and Procedures	46


PART II. OTHER INFORMATION

Item 1A.Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities
			and Use of Proceeds	47-48

Item 5.	Other Information.......................................48

Item 6.	Exhibits	49


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                     June 30,	December 31,
                                      2008                                  2007
                                     $                   	$
                                                                                                         (Unaudited)
ASSETS

Trading Equity:
	Unrestricted cash	548,660,496	475,137,768
	Restricted cash	     31,227,034	    44,662,254

  	     Total cash	    579,887,530	  519,800,022

    Net unrealized gain on open contracts (MS&Co.) 	31,980,900	    8,888,890
    Net unrealized gain on open contracts (MSIP) 	       3,766,363	         773,528

          Total net unrealized gain on open contracts	    35,747,263 	      9,662,418

    Options at Fair Value (cost $309,440 and
             $378,156, respectively)	            85,500  	         324,788

	     Total Trading Equity	615,720,293	529,787,228

Subscriptions receivable	5,923,186	3,061,382
Interest receivable (MS&Co.)	           733,209	      1,063,195

	     Total Assets	    622,376,688  	     533,911,805
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	12,939,209	7,030,875
Accrued incentive fees	4,303,386	         16,603
Accrued brokerage fees (MS&Co.)	2,868,669	2,636,618
Accrued management fees	       1,148,279	        1,049,154

	     Total Liabilities	    21,259,543	     10,733,250

Partners? Capital

Limited Partners (15,385,734.434 and
   16,562,641.240 Units, respectively)	594,416,237	517,496,723
General Partner (173,444.769 and
    181,848.769 Units, respectively)	      6,700,908	      5,681,832

	     Total Partners? Capital	    601,117,145	 523,178,555
	     Total Liabilities and Partners? Capital	       622,376,688	   533,911,805
NET ASSET VALUE PER UNIT	               38.63	            31.24

	The accompanying notes are an integral part of these financial statements. </table>
       <table>  	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                        For the Three Months	                          For the Six Months
                            Ended June 30,                               Ended June 30,


                        2008   	        2007    	      2008   	    2007
                                                                                       $	               $		         $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	     1,821,455		    4,968,472		   4,219,407		 10,232,755

EXPENSES
	Brokerage fees (MS&Co.)	8,525,711	7,746,785              16,723,687	 	  15,825,293
	Incentive fees 	4,825,589	?      	10,541,832	?
	Management fees	     3,420,281	    3,406,750	    6,695,939      	    6,964,931

		   Total Expenses 	   16,771,581	   11,153,535	   33,961,458	   22,790,224

NET INVESTMENT LOSS 	  (14,950,126)	    (6,185,063)	   (29,742,051)	  (12,557,469)

TRADING RESULTS
Trading profit:
	Realized	42,370,166	78,365,702	123,952,059 	35,313,851
	Net change in unrealized	   24,976,431	     5,934,879	    25,914,273	    7,323,823

		   Total Trading Results	    67,346,597	    84,300,581	   149,866,332	   42,637,674

NET INCOME 	    52,396,471	   78,115,518	     120,124,281       	   30,080,205

NET INCOME ALLOCATION

	Limited Partners	51,821,916	77,260,201	118,808,376	29,743,958
	General Partner 	574,555	855,317	               1,315,905                336,247


NET INCOME PER UNIT

	Limited Partners                                            	3.31	4.25    	   7.39	   	    1.67
	General Partner                                             	    3.31	4.25	   7.39	    	1.67


			                                                               Units     	           Units	Units		     Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                    15,883,717.225     18,294,655.030		16,170,648.846	    18,454,313.501



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months  Ended June 30, 2008 and 2007
	(Unaudited)



                     Units of
                      Partnership                Limited                  General
                        Interest                   Partners                 Partner               Total
                                                         $                             $                      $
Partners? Capital,
     December 31, 2006                       18,702,848.006	 537,667,844	  5,854,641	 543,522,485

Offering of Units	980,507.447	28,096,074	?     	28,096,074

Net Income                                                        ?		29,743,958	336,247	30,080,205

Redemptions	   (1,623,929.612)	  (46,732,761)	             ?      	  (46,732,761)

Partners? Capital,
     June 30, 2007	  18,059,425.841	 548,775,115	  6,190,888	 554,966,003





Partners? Capital,
   December 31, 2007	16,744,490.009	517,496,723	5,681,832     	523,178,555

Offering of Units	680,255.731	24,472,286	?     	24,472,286

Net Income                                                        ?		118,808,376	1,315,905	120,124,281

Redemptions	   (1,865,566.537)	 (66,361,148) 	   (296,829) 	  (66,657,977)

Partners? Capital,
     June 30, 2008	  15,559,179.203	 594,416,237	  6,700,908	 601,117,145







The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	                    For the Six Months  Ended June 30,

                       2008                              2007
	              $	                  $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	120,124,281	30,080,205
Noncash item included in net income :
     Net change in unrealized	(25,914,273)	(7,323,823)

Decrease in operating assets:
     Restricted cash	13,435,220	2,529,607
     Proceeds paid for options purchased                                                     68,716	  	            ?
     Interest receivable (MS&Co.)	329,986	203,524

Increase (decrease) in operating liabilities:
     Accrued incentive fees	4,286,783	          ?
     Accrued brokerage fees (MS&Co.)	232,051	(11,745)
     Accrued management fees	            99,125	         (2,872)

Net cash provided by operating activities	    112,661,889	    25,474,896


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	21,610,482	29,385,915
Cash paid for redemptions of Units	     (60,749,643)	   (46,729,113)

Net cash used for financing activities	   (39,139,161)	   (17,343,198)

Net increase in unrestricted cash	73,522,728	8,131,698

Unrestricted cash at beginning of period	    475,137,768	   472,088,633

Unrestricted cash at end of period	   548,660,496	   480,220,331




	The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY SPECTRUM SELECT  L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2008 (Unaudited) and December 31, 2007


Futures and Forward Contracts
         Long
     Unrealized
    Gain/(Loss)

Percentage of
  Net Assets
     Short
 Unrealized
 Gain/(Loss)

Percentage of
 Net Assets

 Net Unrealized
    Gain/(Loss)

            $
 %
$
%
 $

June 30, 2008, Partnership Net Assets:  $601,117,145



Commodity
18,173,908
        3.02
     976,334
       0.16
  19,150,242
Equity
  (380,688)
       (0.06)
  8,960,050
       1.49
   8,579,362
Foreign currency
  3,715,562
        0.62
   (789,012)
      (0.13)
 2,926,550
Interest rate
    (514,643)
       (0.09)
  5,673,171
       0.95
 5,158,528






     Grand Total:
 20,994,139
        3.49
14,820,543
       2.47
35,814,682

     Unrealized Currency Loss





      (67,419)

     Total Net Unrealized Gain


  35,747,263



   9,609,050


  Fair Value
       $
Percentage of
   Net Assets
          %



Options purchased on Futures Contracts
     ?
            ?



Options purchased on Forward Contracts
          85,500
         0.01



Options written on Futures Contracts
              ?
             ?



Options written on Forward Contracts
              ?
             ?




December 31, 2007, Partnership Net Assets:  $523,178,555








Commodity
  7,709,875
        1.47
   (680,641)
      (0.13)
7,029,234
Equity
   217,470
        0.04
 753,313
       0.14
     970,783
Foreign currency
 (2,792,089)
       (0.53)
 1,293,820
       0.25
(1,498,269)
Interest rate
  3,108,440
        0.59
    137,198
       0.03
 3,245,638






     Grand Total:
  8,243,696
        1.57
 1,503,690
       0.29
 9,747,386

     Unrealized Currency Loss





      (84,968)

     Total Net Unrealized Gain



   9,662,418


  Fair Value
       $
  Percentage of
     Net Assets
           %



        Options purchased on Futures Contracts
   ?
            ?



Options purchased on Forward Contracts
      324,788
          0.06



Options written on Futures Contracts
            ?
             ?



Options written on Forward Contracts
            ?
             ?



The accompanying notes are an integral part of these financial statements. </table>
- 6 -


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008

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

Premiums received/proceeds paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management Corporation ("Demeter"). The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on
                               - 8 -


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

all trading of options on foreign currency forward contracts.
MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc., Northfield Trading L.P., Rabar Market Research, Inc., Sunrise Capital Management, Inc., Graham Capital Management, L.P., and Altis Partners
(Jersey) Limited ("Altis") (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

Effective August 1, 2008, the management fee paid by the Partnership to Altis was reduced from a 1.75% annual rate to a 1.25% annual rate.

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

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                  Net Unrealized Gains/(Losses)
                         on Open Contracts                  Longest Maturities
	Exchange-	Off-Exchange-	               Exchange-	 Off-Exchange-
Date	  Traded  	   Traded         	Total      Traded       Traded
                    $             $              $
Jun. 30, 2008	33,319,208	2,428,055	35,747,263	Mar. 2010	Sep. 2008
Dec. 31, 2007	10,327,936	      (665,518)	 9,662,418	Jun. 2009	  Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or
MSCG act as the futures commission merchants or the counter-parties, with respect to most of the Partnership?s assets.
Exchange-traded futures, exchange-traded forward, and exchange-

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $613,206,738 and $530,127,958 at June 30, 2008, and December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.


5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3
- unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of June
30, 2008: <table> <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
  Observable
       Inputs
     (Level 2)
 Significant
  Unobservable
    Inputs
  (Level 3)




       Total

Unrealized gain on open contracts
$ 33,319,208
   $  2,428,055
   n/a

$  35,747,263
Options purchased
       ?
  $       85,500
   n/a

$         85,500






In March 2008, the FASB issued SFAS No. 161, Disclosures about
Derivative Instruments and Hedging Activities ("SFAS 161").  SFAS
161 is intended to improve financial reporting about derivative

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.


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






       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

7.  Reclassifications
Certain prior year amounts relating to options on the Statements of Cash Flows and Condensed Schedules of Investments for December 31, 2007 were reclassified to conform to 2008 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).


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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2008, and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading
       Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 17 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading gain (loss)? for open (unrealized) contracts, and recorded as ?Realized trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2008

The Partnership recorded total trading results including interest income totaling $69,168,052 and expenses totaling $16,771,581, resulting in net income of $52,396,471 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $35.32 at March 31, 2008, to $38.63 at June 30, 2008.

The most significant trading gains of approximately 9.7% were experienced in the energy markets throughout the quarter from long futures positions in crude oil and its related products as prices moved higher due to supply threats in Nigeria and Iraq, growing Asian fuel consumption, and concerns of a U.S. supply shortage. Elsewhere, long positions in natural gas futures resulted in gains as prices rose after U.S. inventories declined to the lowest level since 2005 amid forecasts for warmer weather throughout the United States. Furthermore, futures prices for crude oil, its related products, and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Additional gains of approximately 0.9% were recorded in the global interest rate sector primarily during May and June from short positions in European fixed-income futures as prices moved
       lower due to reports of accelerating inflation in the
Euro-Zone. Gains of approximately 0.8% were also recorded in the global stock index sector primarily during June from short positions in European equity index futures as prices declined sharply on concerns that record commodity prices and additional subprime-related writedowns might erode corporate earnings and continue to slow global economic growth. In addition, prices were pressured lower after government reports revealed an unexpected drop in Germany?s consumer confidence and a continued housing slump in the United Kingdom. Smaller gains of approximately 0.6% were experienced in the agricultural markets primarily during June from long futures positions in corn and the soybean complex as prices moved higher on supply concerns after severe floods in the U.S. Midwest damaged crops. In addition, corn futures prices moved higher due to strong demand for ethanol. Elsewhere, long positions in cocoa futures resulted in gains during June as prices rose to the highest level since 1986 on fears that dry weather would damage crops in the Ivory Coast, the world?s largest producer. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 0.2% in the currency sector primarily from long positions in the Swiss franc and euro versus the U.S. dollar as the value of the U.S. dollar strengthened against these currencies during April after the release of stronger-than-expected U.S. economic reports. Meanwhile, short positions in the Canadian dollar versus the U.S. dollar resulted in losses primarily during April as the value of
       the Canadian dollar moved higher against the U.S. dollar amid rising energy prices.

The Partnership recorded total trading results including interest income totaling $154,085,739 and expenses totaling $33,961,458, resulting in net income of $120,124,281 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $31.24 at December 31, 2007, to $38.63 at June 30, 2008.

The most significant gains of approximately 10.5% were recorded in the energy sector primarily throughout a majority of the first six months of the year from long futures positions in crude oil and its related products as prices moved higher amid increasing global supply concerns and strong demand in Asia. Elsewhere, long positions in natural gas futures resulted in gains during April, May, and June as prices rose after U.S. inventories declined to the lowest level since 2005. Furthermore, futures prices for crude oil, its related products, and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Additional gains of approximately 5.7% were experienced in the agricultural sector primarily during January, February, and June from long positions in corn futures as prices moved higher on supply concerns and rising demand for alternative fuels made from crops. Meanwhile, long futures positions in the soybean complex resulted in gains primarily during June as prices
       increased after a government report showed a rise in
demand for U.S. supplies following labor disputes that slowed exports from Argentina and Brazil. Elsewhere, gains were experienced from long positions in cocoa futures primarily during January, February, and June as prices moved higher amid supply disruptions in the Ivory Coast, the world?s largest producer. Gains of approximately 3.9% were also recorded within the global interest rate sector primarily during January and February from long positions in U.S. fixed-income futures as prices moved higher amid a sharp decline in global equity markets and fears of a recession in the United States. During May and June, gains were recorded from short positions in European fixed-income futures as prices decreased after the European Central Bank left its benchmark interest rate unchanged at 4.0% and signaled it might raise borrowing costs in July in order to combat accelerating inflation in the Euro-Zone. Within the currency sector, gains of approximately 3.1% were recorded primarily during February, March, and May from short positions in the U.S. dollar versus the euro, Swiss franc, Brazilian real, and Mexican peso as the value of the U.S. dollar weakened against most of its major rivals after U.S. government reports showed a rise in unemployment, weaker-than-expected U.S. retail sales, and U.S. consumer confidence at a 16-year low. The value of the U.S. dollar continued to fall in June after the U.S. Federal Reserve held interest rates steady at 2.0%. Smaller gains of approximately 2.5% were experienced in the global stock index
       sector primarily during January, February, March, and June from short positions in European and Pacific Rim equity index futures as prices decreased on concerns that mounting losses linked to U.S. sub-prime mortgage investments might continue to erode corporate earnings and curb global economic growth.
Lastly, gains of approximately 1.9% were recorded in the metals markets primarily during January and February from long positions in gold, silver, and platinum futures as prices moved higher amid continued uncertainty in the direction of the U.S. dollar and further ?safe haven? buying because of weakness in global equity markets. Elsewhere, long positions in tin futures experienced gains primarily during February as prices moved higher on supply concerns and rising demand from China and India. Meanwhile, short positions in nickel futures resulted in gains during May as prices fell amid rising inventories.

For the Three and Six Months Ended June 30, 2007

The Partnership recorded total trading results including interest income totaling $89,269,053 and expenses totaling $11,153,535, resulting in net income of $78,115,518 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $26.48 at March 31, 2007, to $30.73 at June 30, 2007.

The most significant trading gains of approximately 6.6% were recorded in the currency sector throughout the quarter from short
       positions in the Japanese yen versus the U.S. dollar, euro, British pound, and Australian dollar as the value of the Japanese yen weakened relative to most of its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Additional gains were experienced throughout the quarter from long positions in the British pound, Canadian dollar, New Zealand dollar, Brazilian real, and Australian dollar versus the U.S. dollar as the value of these currencies strengthened relative to the U.S. dollar amid the release of consistently strong economic data out of these countries. Furthermore, the U.S. dollar weakened against its major rivals after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Within the global interest rate sector, gains of approximately 6.4% were experienced primarily during May and June from short positions in European, U.S., Canadian, and Australian fixed-income futures as prices moved lower due to the aforementioned reasons regarding strong economic data and rising interest rates that affected the currency markets. Additional gains of approximately 4.4% were recorded in the global stock index sector primarily during April and May from long positions in European and U.S. equity index futures as prices moved higher on continued strong corporate earnings and increased merger and acquisition activity. In addition, prices were pressured higher
       amid strong U.S. retail sales data and on optimism that global trade imbalances would be reduced in the long term. Further gains in the global equity index sector were experienced from long positions in Pacific Rim stock index futures as prices moved higher during May on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. Smaller gains of approximately 0.2% were recorded in the agricultural markets primarily during May and June from long futures positions in soybean oil, soybeans, and soybean meal after a representative from the European Union announced plans to increase alternative fuel sources in order to reduce the Euro-Zone?s dependence on crude oil and U.S. government reports showed that soybean acreage was down from a year earlier. Elsewhere, long positions in wheat futures resulted in gains during June as prices moved higher amid news of increased global demand. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 1.0% experienced in the metals markets during May from long positions in aluminum, copper, nickel, and zinc futures as prices moved lower after the Chinese government announced that it would raise export taxes for base metals, as well as amid speculation that rising production and inventories might create a global surplus. Elsewhere, long positions in gold futures experienced smaller losses as prices declined due to temporary strength in the value of the U.S. dollar. Lastly, losses of approximately 0.2% were incurred in the energy markets primarily during May from both short and long
       futures positions in crude oil and its related products as prices moved without consistent direction amid conflicting news regarding supply and demand.

The Partnership recorded total trading results including interest income totaling $52,870,429 and expenses totaling $22,790,224, resulting in net income of $30,080,205 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $29.06 at December 31, 2006, to $30.73 at June 30, 2007.


The most significant trading gains of approximately 5.2% were experienced in the global interest rate sector primarily during January, May, and June from short positions in European interest rate futures as prices initially fell after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December and unemployment dropped in the United Kingdom and Germany. In addition, European fixed-income futures prices fell after reports showed German investor confidence rose during May and Italian retail sales were stronger than expected during April. Furthermore, prices continued to move lower on news that housing prices in the United Kingdom showed their biggest jump of 2007. Within the currency sector, gains of approximately 4.6% were recorded in the currency sector primarily during the second quarter from short positions in the Japanese yen versus the U.S. dollar, euro, British pound, and Australian dollar as the value
       of the Japanese yen weakened relative to most of its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Additional gains were experienced from long positions in the Australian dollar, Brazilian real, and Canadian dollar versus the U.S. dollar throughout the second quarter as the value of these currencies strengthened relative to the U.S. dollar amid the release of consistently strong economic data. Furthermore, the U.S. dollar weakened against most of its major rivals leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Smaller gains of approximately 1.7% were experienced in the global stock index sector primarily during January, April, and May from long positions in German and Pacific Rim stock index futures as prices climbed higher on continued strong corporate earnings and increased merger and acquisition activity in those regions. Additionally, Pacific Rim stock index futures prices moved higher amid optimism that strong economic growth in the Euro-Zone and U.S. would result in higher exports from Asia. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 2.4% recorded in the metals sector throughout the year from both short and long positions in aluminum futures as prices moved without consistent direction due to conflicting data regarding supply and
       demand.  Elsewhere, long positions in silver and gold futures resulted in losses during March, May, and June as prices moved lower on speculative selling. Within the agricultural sector, losses of approximately 0.6% were incurred primarily during January from long positions in coffee futures as prices fell on speculation that retail price increases imposed by large food companies during the last quarter of 2006 would curb demand in the United States. Elsewhere, losses from long positions in lean hog futures were experienced primarily during April as prices fell amid technically-based selling. Lastly, long positions in corn futures resulted in losses during January and March as prices fell after the U.S. announced plans to seek additional sources for alternative fuels and the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up in 2007 to its highest level since 1944. Smaller losses of approximately 0.3% were experienced within the energy sector from short positions in natural gas futures as prices moved higher during March after the U.S. Department of Energy reported that natural gas supplies were down 15% from a year ago. Additional losses were recorded from both short and long positions in natural gas futures as prices moved without consistent direction during May. Elsewhere, short positions in crude oil futures and its related products incurred losses during February and March as prices moved higher on increased concerns that unexpected refinery shutdowns might curb fuel stockpiles in the future. In addition, prices moved higher amid geopolitical
       uncertainty in Iraq and concerns regarding future
production in Venezuela and Iran.


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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin
       requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experiences to date under the "Partnership?s Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

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

       VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2008, and 2007. At June 30, 2008, and 2007, the Partnership?s total capitalization was approximately $601 million and $555 million, respectively.


Primary Market            June 30, 2008        June 30, 2007
Risk Category             Value at Risk        Value at Risk

Currency	(0.76)%	(1.11)%

Equity	         (0.59) 	(1.54)

Interest Rate	      (0.39)	(1.33)

Commodity	(1.69)	(0.47)

Aggregate Value at Risk	      (1.94)%	   (2.74)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market
       categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008.


Primary Market Risk Category	High	   Low	     Average
Currency	(1.37)%	(0.49)%	(0.82)%

Equity	(0.59)	(0.20)	(0.36)

Interest Rate	(0.44)	(0.31)	(0.36)

Commodity	(2.21)	(0.95)	(1.56)


Aggregate Value at Risk	(2.96)%	(1.34)%	(1.92)%


Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging
       activities, and can cover a wide range of portfolio assets.
 However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2008 and 2007, and for the four quarter-end reporting periods from July 1, 2007, through June 30,
       2008.  VaR is not necessarily representative of the
Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2008, such amount was equal to approximately 91% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. At June 30, 2008, the Partnership had market exposure to the currency sector. The Partnership?s currency market exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At June 30, 2008, the Partnership?s major exposures were to the euro, Japanese yen, Swiss franc, Australian dollar, British pound, Canadian dollar, and New Zealand dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At June 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary market exposures were to the DAX (Germany), Euro Stox 50 (Europe), Hang Seng (Hong Kong), S&P 500 (U.S.), IBEX 35 (Spain),
       SPI-200 (Australia), NASDAQ 100 E-MINI (U.S.), FTSE 100
(United Kingdom), CAC 40 (France), NIKKEI 225 (Japan), Canada S&P 500 (Canada), S&P/MIB 30 (Italy), All Share (South Africa), AEX (Netherlands), Dow Jones (U.S.), RUSSELL 2000 (U.S.), TAIWAN (Taiwan), GS Commodity (U.S.), S&P MIDCAP 400 (U.S.), and NASDAQ 100 (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Japanese, Hong Kong, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At June 30, 2008, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability.
The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates and Australian interest rate will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. The largest market exposure of the Partnership at June 30, 2008, was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at June 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the soybeans, corn, cocoa, soybean meal, cotton, coffee, lean hogs, soybean oil, wheat, rubber, live cattle, lumber, sugar, orange juice, feeder cattle, oats, and rough rice markets. Supply and demand inequalities,
       severe weather disruptions, and market expectations
affect price movements in these markets.


Metals.	 The third largest market exposure of the
Partnership at June 30, 2008, was to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, nickel, zinc, lead, and tin, and precious metals, such as gold, platinum, and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize their trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2008, were in euros, Japanese yen, Australian dollars, British pounds, Hong Kong dollars, Swiss francs, Czech koruny, New Zealand dollars, Canadian dollars, Hungarian forint, Norwegian kroner, South African rand, and Swedish kronor. The Partnership controls the non-trading risk of foreign currency balances by regularly
       converting them back into U.S. dollars upon
liquidation of their respective positions.

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
   As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the
       Exchange Act), and have judged such controls and
procedures to be effective.

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
Not applicable.



       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007 and the Partnership?s
Report on Form 10-Q for the quarter ended March 31, 2008.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	    PROCEEDS
<caption>					  SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number
Initial Registration	60,000.000		May 17, 1991	33-39667
Supplemental Closing	10,000.000		August 23, 1991	33-42380
Additional Registration	75,000.000 	  August 31, 1993	      33-65072
Additional Registration	     60,000.000 	  October 27, 1997	 333-01918
   Pre-conversion	    205,000.000
Units sold through 10/17/97	        146,139.671
Units unsold through 10/17/97       58,860.329
  (Ultimately de-registered)

Commencing with the April 30, 1998 monthly closing and with
becoming a member of the Spectrum Series of funds, each previously outstanding Unit of the Partnership was converted into 100 Units, totaling 14,613,967.100 (pre-conversion).
Additional Registration	1,500,000.000	   May 11, 1998		    333-47829
Additional Registration	5,000,000.000		January 21, 1999	    333-68773
Additional Registration	4,500,000.000 	  February 28, 2000	    333-90467
Additional Registration	1,000,000.000	   April 30, 2002	         333-84656
Additional Registration	7,000,000.000	   April 28, 2003	        333-104005
Additional Registration	 23,000,000.000 	  April 28, 2004	        333-113393
   Total Units Registered	 42,000,000.000

Units sold post conversion      29,581,513.151
Units unsold through 6/30/08    12,418,486.849

Total Units sold
  through 6/30/08               44,195,480.251
  (pre and post conversion)         </table>
- 47 -


       The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2008, was $1,006,331,312.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.


Item 5.  OTHER INFORMATION

Mr. Michael Durbin became listed as a principal of Demeter by the National Futures Association on June 5, 2008.

Mr. Jose Morales became listed as a principal of Demeter by the National Futures Association on June 23, 2008.

       Item 6.  EXHIBITS

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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 13, 2008         By:/s/ Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Regisrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

- 18 -