Form 10-Q
period 2008-09-30
MORGAN STANLEY SPECTRUM SELECT LP
filed 2008-11-13
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2008



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2008
		(Unaudited) and December 31, 2007	..2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2008 and 2007 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2008 and 2007 (Unaudited)	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2008 and 2007 (Unaudited)	5

		Condensed Schedules of Investments as of September 30, 2008
		(Unaudited) and December 31, 2007............................6

		Notes to Financial Statements (Unaudited)	7-17

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	18-32

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	32-46

Item 4.	Controls and Procedures	46

Item 4T.	Controls and Procedures	46


PART II. OTHER INFORMATION

Item 1A.Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities
			and Use of Proceeds	47-48

Item 5.	Other Information	48

Item 6.	Exhibits	49



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                         September 30,	December 31,
                                                              2008                                  2007
                                                                 $                   	$
                                                                                                         (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	515,082,980	475,137,768
	Restricted cash	     30,684,301	    44,662,254

  	     Total cash	   545,767,281	  519,800,022

    Net unrealized gain on open contracts (MS&Co.) 	2,598,355	    8,888,890
    Net unrealized gain on open contracts (MSIP) 	      1,178,343	         773,528

          Total net unrealized gain on open contracts	      3,776,698 	      9,662,418

    Options purchased (proceeds paid $0 and
             $378,156, respectively)	                                              ?         	         324,788

	     Total Trading Equity	549,543,979	529,787,228

Subscriptions receivable	7,084,208	3,061,382
Interest receivable (MS&Co.)	          342,138	      1,063,195

	     Total Assets	   556,970,325  	     533,911,805

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	6,733,518	7,030,875
Accrued brokerage fees (MS&Co.)	2,696,713	2,636,618
Accrued management fees	1,046,715	        1,049,154
Accrued incentive fee	           ?      	             16,603

	     Total Liabilities	    10,476,946	     10,733,250

Partners? Capital

Limited Partners (15,406,394.191 and
   16,562,641.240 Units, respectively)	540,409,464	517,496,723
General Partner (173,444.769 and
    181,848.769 Units, respectively)	       6,083,915	      5,681,832

	     Total Partners? Capital	    546,493,379	 523,178,555

	     Total Liabilities and Partners? Capital	       556,970,325	   533,911,805

NET ASSET VALUE PER UNIT	               35.08	            31.24

	The accompanying notes are an integral part of these financial statements. </table>


	       <table> MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                                   For the Three Months	                           For the Nine Months
                                  Ended September 30,                          Ended September 30,


                                                2008   	        2007    	      2008   	    2007
                                                $	               $		         $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	    1,689,047		    4,817,933		   5,908,454		  15,050,688

EXPENSES
	Brokerage fees (MS&Co.)	8,468,944	7,810,074              25,192,631	 	  23,635,367
	Management fees	3,313,248	    3,420,998	10,009,187      	    10,385,929
	Incentive fees                        282,117                  497,617	              10,823,949               497,617

		   Total Expenses 	    12,064,309	   11,728,689	    46,025,767	   34,518,913

NET INVESTMENT LOSS 	    (10,375,262)	    (6,910,756)	   (40,117,313)	  (19,468,225)

TRADING RESULTS
Trading profit (loss):
	Realized	(13,157,761)	(29,965,493)	110,794,298 	5,348,358
	Net change in unrealized	    (31,746,625)	    15,497,488	    (5,832,352)	   22,821,311

		   Total Trading Results	    (44,904,386)	   (14,468,005)	 104,961,946	   28,169,669

NET INCOME (LOSS) 	   (55,279,648)	   (21,378,761)	   64,844,633         	   8,701,444

NET INCOME (LOSS) ALLOCATION

	Limited Partners          (54,662,655)   (21,141,608)     64,145,721	            8,602,350
	General Partner             (616,993)    (237,153)                   698,912                  99,094


NET INCOME (LOSS) PER UNIT

	Limited Partners                                             	    (3.55)	(1.16)	   3.84	    	0.51
	General Partner                                             	    (3.55)	(1.16)	   3.84	    	  0.51


			                                                               Units     	           Units	Units		     Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                    15,551,875.104    17,744,142.966		 15,984,286.313	   18,209,734.053



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2008 and 2007
	(Unaudited)



                                      Units of
                                  Partnership                Limited                  General
                                      Interest                   Partners                 Partner               Total
                                                                     $                             $                      $
Partners? Capital,
     December 31, 2006                      18,702,848.006		 537,667,844	  5,854,641	 543,522,485

Offering of Units	1,285,666.373	 36,860,346	?     	36,860,346

Net Income                                                   ?		8,602,350	99,094	8,701,444

Redemptions	   (2,601,817.187)	  (74,630,915)	             (298,891)      (74,929,806)

Partners? Capital,
     September 30, 2007	  17,386,697.192	 508,499,625	  5,654,844	 514,154,469





Partners? Capital,
   December 31, 2007	16,744,490.009	517,496,723	5,681,832     	523,178,555

Offering of Units	1,395,138.653	 49,580,029	?     	49,580,029

Net Income                                                   ?		64,145,721	698,912	64,844,633

Redemptions	   (2,559,789.702)	  (90,813,009)	             (296,829)      (91,109,838)

Partners? Capital,
     September 30, 2008	  15,579,838.960	 540,409,464	  6,083,915	 546,493,379









The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	                    For the Nine Months  Ended September 30,

                           2008                              2007
	              $	                  $


CASH FLOWS FROM OPERATING ACTIVITIES

Net income 	64,844,633	8,701,444
Noncash item included in net income:
     Net change in unrealized	5,832,352	(22,821,311)

Decrease in operating assets:
     Restricted cash	13,977,953	17,701,048
     Proceeds paid for options purchased	378,156	?
     Interest receivable (MS&Co.)	721,057	550,938

Increase (decrease) in operating liabilities:
     Accrued brokerage fees (MS&Co.)	60,095	(299,902)
	Accrued management fees	          (2,439)	                      (135,947)
	Accrued incentive fees	        (16,603)	        445,293

Net cash provided by operating activities	  85,795,204	    4,141,563


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	45,557,203	39,589,539
Cash paid for redemptions of Units	    (91,407,195)	   (72,453,060)

Net cash used for financing activities	    (45,849,992)	   (32,863,521)

Net increase (decrease) in unrestricted cash	39,945,212	(28,721,958)

Unrestricted cash at beginning of period	    475,137,768	   472,088,633

Unrestricted cash at end of period	   515,082,980	   443,366,675




	The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY SPECTRUM SELECT  L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2008 (Unaudited) and December 31, 2007


Futures and Forward Contracts
         Long
     Unrealized
    Gain/(Loss)

Percentage of
  Net Assets
     Short
 Unrealized
 Gain/(Loss)

Percentage of
     Net Assets

 Net Unrealized
    Gain/(Loss)

            $
 %
$
 %
 $

September 30, 2008, Partnership Net Assets:  $546,493,379




Commodity
 (3,945,958)
       (0.72)
 14,426,134
       2.64
10,480,176
Equity
   220,825
        0.04
4,437,986
       0.81
   4,658,811
Foreign currency
 (3,288,972)
       (0.60)
 (7,095,941)
      (1.30)
(10,384,913)
Interest rate
     262,390
        0.05
    (404,051)
      (0.07)
     (141,661)






     Grand Total:
 (6,751,715)
       (1.23)
 11,364,128
       2.08
  4,612,413

     Unrealized Currency Loss





     (835,715)

     Total Net Unrealized Gain


    3,776,698






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

- 6 -


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)



The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Spectrum Select L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

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

Premiums received/proceeds paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of the options and the premiums received/proceeds paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management
Corporation ("Demeter"). The commodity brokers are Morgan Stanley
& Co. Incorporated ("MS&Co.") and Morgan Stanley & Co.
International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan
                               - 8 -


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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                  Net Unrealized Gains/(Losses)
                         on Open Contracts                  Longest Maturities
	Exchange-	Off-Exchange-	               Exchange-	 Off-Exchange-
Date	  Traded  	   Traded         	Total      Traded       Traded
                    $             $              $
Sep. 30, 2008	14,109,359	(10,332,661)	3,776,698	Mar. 2010	Dec. 2008
Dec. 31, 2007	10,327,936	      (665,518)	 9,662,418	Jun. 2009	  Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or
MSCG act as the futures commission merchants or the counter-parties, with respect to most of the Partnership?s assets.
Exchange-traded futures, exchange-traded forward, and exchange-

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $559,876,640 and $530,127,958 at September 30, 2008, and December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.


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

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
September 30, 2008: <table> <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
  Observable
       Inputs
     (Level 2)
 Significant
  Unobservable
    Inputs
  (Level 3)




     Total

Unrealized gain (loss) on open
contracts

$14,109,359

$(10,332,661)

   n/a


$3,776,698






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




       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

7.  Reclassifications
Certain prior year amounts relating to Condensed Schedules of Investments for December 31, 2007 were reclassified to conform to 2008 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).


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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2008, and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of
       the Trading Advisors? trading activities on behalf of the
Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2008

The Partnership recorded total trading results including interest income totaling $(43,215,339) and expenses totaling $12,064,309, resulting in a net loss of $55,279,648 for the three months ended September 30, 2008. The Partnership?s net asset value per Unit decreased from $38.63 at June 30, 2008, to $35.08 at September 30, 2008.

The most significant trading losses of approximately 3.3% were incurred within the energy markets, primarily during July, from long futures positions in crude oil and its related products as prices reversed lower amid signs that the U.S. economic slump might extend into 2009 and curb future energy demand. Meanwhile, long positions in natural gas futures resulted in losses as prices sharply decreased in July amid rising inventories and news that the Atlantic hurricane season's first storm had avoided the gas-producing fields in the Gulf of Mexico. Within the currency sector, losses of approximately 3.2% were experienced during August and September from long positions in the euro, Swiss franc, South African rand, and Brazilian real versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its rivals in August after the U.S. Commerce Department
       reported a larger-than-previously-estimated increase in
Gross Domestic Product during the second quarter of 2008. The U.S. dollar then moved sharply higher against these currencies during September in tandem with surging U.S. Treasury prices amid a worldwide "flight-to-quality". Additional losses of approximately 1.8% were incurred within the agricultural sector throughout the majority of the quarter from long futures positions in the soybean complex and corn as prices declined on news that favorable weather might improve crop conditions in the U.S. Midwest. Prices also moved lower amid speculation that a slowing U.S. economy would reduce demand for alternative biofuels. Smaller losses were recorded in July from long positions in cocoa futures as prices decreased following news of a rise in exports from the Ivory Coast, the world?s largest cocoa producer. Finally, losses were incurred, primarily during July, from long positions in coffee futures as prices moved lower following news that Brazil, the world?s largest grower, had accelerated exports. Further losses of approximately 1.1% were experienced within the global interest rate sector, primarily during July and August, from short positions in European fixed-income futures as prices increased amid a decline in the global equity markets and growing speculation that the European Central Bank would not raise interest rates due to weak economic growth. Within the metals sector, losses of approximately 1.0% were recorded during July from long positions in gold futures as prices fell due to a rise in the value of the U.S. dollar. Newly established short positions in gold futures incurred further
       losses as prices reversed sharply higher during September on "safe haven" buying amid global credit-market turmoil and uncertainty regarding the U.S. financial system. Elsewhere, long positions in copper and aluminum futures experienced losses, primarily during July and August, as prices declined amid speculation that slowing economic growth would reduce demand for the base metals. A portion of the Partnership?s losses during the quarter was offset by gains of approximately 3.1% experienced in the global stock index sector, primarily during September, from short positions in U.S., European, and Pacific Rim equity index futures as prices moved sharply lower amid unprecedented U.S. financial market volatility and turmoil. Furthermore, global equity prices plunged after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions.


The Partnership recorded total trading results including interest income totaling $110,870,400 and expenses totaling $46,025,767, resulting in net income of $64,844,633 for the nine months ended September 30, 2008. The Partnership?s net asset value per Unit increased from $31.24 at December 31, 2007, to $35.08 at September 30, 2008.

The most significant trading gains of approximately 6.9% were recorded in the energy sector throughout a majority of the first half of the year from long futures positions in crude oil and its
       related products as prices moved higher amid increasing global supply concerns and strong demand in Asia. Furthermore, futures prices for crude oil and its related products were also pressured higher due to continued weakness in the U.S. dollar. Within the global equity markets, gains of approximately 5.7% were achieved during January, February, March, and June from short positions in European and Pacific Rim equity index futures as prices decreased on concerns that mounting losses linked to U.S. sub-prime mortgage investments would continue to erode corporate earnings and curb global economic growth. Additional gains were recorded during September from short positions in U.S., European, and Pacific Rim equity index futures as prices continued to move sharply lower amid unprecedented U.S. financial market volatility and turmoil in light of the credit crisis. Gains of approximately 3.7% were experienced within the agricultural sector, primarily during January and February, from long positions in wheat futures as prices increased to a record high amid diminishing stockpiles and consistently rising global demand. Further gains were achieved during January, February, and June from long positions in corn futures as prices moved higher on supply concerns and rising demand for alternative biofuels. Meanwhile, long futures positions in the soybean complex resulted in gains primarily during June as prices increased after a government report showed a rise in demand for U.S. supplies. Elsewhere, gains were experienced from long positions in cocoa futures primarily during January, February, and June as prices moved higher amid supply disruptions in the Ivory Coast. Within
       the global interest rate sector, gains of approximately
2.8% were recorded primarily during January and February from long positions in U.S. fixed-income futures as prices moved higher amid a sharp decline in global equity prices and fears of a recession in the United States. During May and June, additional gains were recorded from short positions in European fixed-income futures as prices decreased after the European Central Bank left its benchmark interest rate unchanged at 4% and signaled it was considering raising borrowing costs in July in order to combat accelerating inflation in the Euro-Zone. Smaller gains of 0.9% were experienced within the metals sector, primarily during January and February, from long positions in platinum and silver futures as prices moved higher amid continued uncertainty in the direction of the U.S. dollar and further "safe haven" buying due to weakness in global equity markets. Meanwhile, short positions in nickel futures resulted in gains during May and September as prices fell amid rising inventories and speculation that a slowing global economy would reduce demand for the base metals. A portion of the Partnership?s gains in the first nine months of the year was offset by losses of approximately 0.2% incurred within the currency sector, primarily during June, July, August, and September, from both short and long positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar moved without consistent direction following conflicting economic data out of Canada. Meanwhile, short positions in the New Zealand dollar versus the U.S. dollar incurred losses, primarily during June, as the value
       of the New Zealand dollar moved higher against the U.S.
dollar amid rising commodity prices. Additional losses were recorded during the latter half of September from short positions in the New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar moved lower on concerns that a U.S. proposal to buy troubled assets from financial institutions would widen the U.S. budget deficit. Elsewhere, losses were incurred, primarily during August, from long positions in the South African rand versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its rivals after the aforementioned weak U.S. economic data, as well as in response to a worldwide "flight-to-quality".

For the Three and Nine Months Ended September 30, 2007

The Partnership recorded total trading results including interest income totaling $(9,650,072) and expenses totaling $11,728,689, resulting in a net loss of $21,378,761 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $30.73 at June 30, 2007, to $29.57 at September 30, 2007.

The most significant trading losses of approximately 2.9% were recorded in the global stock index sector primarily during July and August from long positions in Japanese, European, and U.S. equity index futures as prices fell sharply amid speculation that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Additional losses of approximately 1.3% were incurred in the global interest rate sector, also during July and August, from short positions in European, Australian, and U.S. fixed-income futures as prices reversed sharply higher in a worldwide "flight-to-quality" after the significant decline in the global equity markets resulted in substantially higher demand for the "safe haven" of government bonds. Smaller losses continued during September from long positions in European interest rate futures as prices reversed lower following a rebound in global equities, which reduced demand for the relative safety of government debt. A portion of the Partnership?s losses during the quarter was offset by gains of approximately 1.2% experienced in the agricultural markets during August and September from long positions in wheat futures as prices increased to a record high amid persistently strong international demand and news from the U.S. Department of Agriculture that global stockpiles would fall to the lowest level in 26 years. Further gains of approximately 0.4% were recorded in the metals markets primarily during September from long positions in gold and platinum futures as prices moved higher due to persistent weakness in the value of the U.S. dollar. In addition, prices of gold futures rose on speculation that a strike in Peru?s largest gold mine would disrupt global supplies. Smaller gains of approximately 0.2% were experienced in the energy markets primarily during July and September from long futures positions in crude oil and its related products as prices moved higher amid persistent concerns regarding U.S. refinery capacity and after continuous hurricane
       activity in the Gulf of Mexico threatened production
facilities. Lastly, further gains of approximately 0.1% were recorded in the currency sector primarily during September from long positions in the euro, Canadian dollar, and Norwegian krone versus the U.S. dollar, as well as outright short positions in the U.S. Dollar Index, as the value of the U.S. dollar moved lower relative to most of its major rivals leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18, 2007, meeting. In addition, the value of the U.S. dollar was pulled lower amid speculation that the U.S. Federal Reserve would continue to reduce interest rates in the near term. Conversely, the value of the Canadian dollar and Norwegian krone moved higher in tandem with rising energy prices on investor belief that surging oil prices and exports would expand these respective economies.

The Partnership recorded total trading results including interest income totaling $43,220,357 and expenses totaling $34,518,913, resulting in net income of $8,701,444 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit increased from $29.06 at December 31, 2006, to $29.57 at September 30, 2007.


The most significant trading gains of approximately 4.6% were experienced in the currency sector during April, May, June, and September from long positions in the euro, Canadian dollar, Australian dollar, Turkish lira, and Brazilian real versus the
       U.S. dollar, as well as outright short positions in the
U.S. Dollar Index, as the value of these currencies strengthened relative to the U.S. dollar amid the release of consistently strong economic data out of their respective countries. Furthermore, the value of the U.S. dollar weakened against most of its major rivals leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18, 2007, meeting. Additional gains of approximately 3.9% were recorded in the global interest rate sector during January, May, and June from short positions in European interest rate futures as prices initially fell after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December and unemployment dropped in the United Kingdom and Germany. In addition, European fixed-income futures prices fell after reports showed Italian retail sales were stronger-than-expected during April and German investor confidence rose during May. Furthermore, prices continued to move lower on news that housing prices in the United Kingdom showed their biggest jump this year. During August, long positions in Japanese government bond futures resulted in smaller gains as prices increased in a continuation of a worldwide "flight-to-quality" after volatility in the global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the "safe haven" of government bonds. Smaller gains of approximately 0.5% were recorded in the agricultural markets during June, August, and September from long positions in wheat futures as prices rose amid persistently strong international demand and news from the U.S. Department of
       Agriculture that global stockpiles would fall to the
lowest level in 26 years. Elsewhere, long positions in soybean oil and soybean meal futures resulted in gains primarily during May and June as prices moved higher after a representative from the European Union announced plans to increase alternative fuel sources and U.S. government reports showed that soybean acreage was down from a year earlier. A portion of the Partnership?s gains in the first nine months of the year was offset by losses of approximately 2.0% recorded in the metals markets throughout a majority of the year from both short and long positions in silver, gold, and aluminum futures as prices moved without consistent direction due to conflicting data regarding supply and demand, as well as uncertainty regarding the direction of the U.S. dollar. Additional losses of approximately 1.3% were incurred in the global stock index sector during February and early March from long positions in Japanese and U.S. stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. During July and August, long positions in U.S. equity index futures resulted in further losses as prices fell sharply amid speculation that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and
       corporate earnings.  Smaller losses of approximately 0.1%
were experienced within the energy markets during March from short positions in natural gas futures as prices reversed higher after the U.S. Department of Energy reported that supplies were down 15% from a year earlier. Further losses were recorded from both short and long positions in natural gas futures as prices moved in a trendless pattern during May. During August, long positions in gasoline futures resulted in losses as prices declined amid concerns that a slowdown in the global economy would negatively impact global energy demand.


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

       The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experiences to
date   under the "Partnership?s Value at Risk in Different Market
Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of
       the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR
typically does not represent the worst case outcome.   Demeter
uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.
       The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2008, and 2007. At September 30, 2008, and 2007, the Partnership?s total capitalization was approximately $546 million and $514 million, respectively.

Primary Market         September 30, 2008   September 30, 2007
Risk Category             Value at Risk        Value at Risk

Equity	         (0.28)% 	(0.35)%

Interest Rate	      (0.21)	(0.44)

Currency	(0.12)	(1.37)

Commodity	(0.54)	(2.21)

Aggregate Value at Risk	      (0.81)%	   (2.96)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008.

Primary Market Risk Category	High	   Low	     Average
Equity	(0.59)%	(0.20)%	(0.34)%

Interest Rate	(0.39)	(0.21)	(0.30)

Currency	(0.76)	(0.12)	(0.51)

Commodity	(1.69)	(0.54)	(1.14)


Aggregate Value at Risk	(1.94)%	(0.81)%	(1.38)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2008 and 2007, and for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

       The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. At September 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary market exposures were to the NIKKEI 225 (Japan), DAX (Germany), S&P 500 (U.S.), Hang Seng (Hong Kong), NASDAQ 100 (U.S.), TOPIX (Japan), Euro Stox 50 (Europe), FTSE 100 (United Kingdom), CAC 40 (France), AEX (Netherlands), All Share (South Africa), SPI-200 (Australia), TAIWAN (Taiwan), Canada S&P 60 (Canada), IBEX 35 (Spain), Dow Jones (U.S.), and RUSSELL 2000 (U.S.) stock indices. The Partnership is typically exposed to
       the risk of adverse price trends or static markets in the
European, U.S., Asian, South African, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At September 30, 2008, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European, Australian, Japanese, Canadian, and Hong Kong interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia and Hong Kong. Demeter anticipates that the G-7 countries? interest rates and Australian interest rate will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At September 30, 2008, the Partnership had market exposure to the currency sector. The Partnership?s currency market exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2008, the Partnership?s major exposures were to the British pound, Swiss franc, Canadian dollar, euro, Japanese yen, Australian dollar, Norwegian krone, and New Zealand dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at September 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the wheat, cotton, coffee, live cattle, corn, lean hogs, feeder cattle, sugar, soybeans, cocoa, lumber, soybean oil, soybean meal, orange juice, oats,
       rapeseed, raw beans, rough rice, pork bellies,
rubber, and fluid milk markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. The second largest market exposure of the Partnership at September 30, 2008, was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in natural gas and crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	 The third largest market exposure of the
Partnership at September 30, 2008, was to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, nickel, zinc, lead, and tin, and precious metals, such as silver, gold, platinum, and palladium. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
       The Trading Advisors utilize their trading systems to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2008, were in euros, Japanese yen, Hong Kong dollars, Australian dollars, Canadian dollars, Swiss francs, British pounds, South African rand, Czech koruny, New Zealand dollars, Hungarian forint, Norwegian kroner, and Swedish kronor. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches through the selection of Commodity Trading Advisors and by daily monitoring their performance. In addition, the Trading Advisors establish
       diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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
Not applicable.



       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007 and the Partnership?s
Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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
Additional Registration	1,500,000.000	   May 11, 1998		    333-47829
Additional Registration	5,000,000.000		January 21, 1999	    333-68773
Additional Registration	4,500,000.000 	  February 28, 2000	    333-90467
Additional Registration	1,000,000.000	   April 30, 2002	         333-84656
Additional Registration	7,000,000.000	   April 28, 2003	        333-104005
Additional Registration	 23,000,000.000 	  April 28, 2004	        333-113393
   Total Units Registered	 42,000,000.000

Units sold post conversion      30,296,396.073
Units unsold through 9/30/08    11,703,603.927


Total Units sold
  through 9/30/08               44,910,363.173
  (pre and post conversion)  </table>
- 47 -


       The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2008, was $1,031,439,055.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus and the supplement included as part of the above referenced Registration Statements.


Item 5.  OTHER INFORMATION
After the month end close for November 30, 2008, Demeter will no longer offer Units via subscriptions or exchanges into the Partnership. If there are not sufficient Units of the Partnership available for sale through November 30, 2008, to satisfy all subscription and exchange requests, subscription and exchange requests for the Partnership will be handled in the order in which they are received, with Demeter reserving the right to handle special situations in its sole discretion.

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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 13, 2008       By:/s/ Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Regisrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.