Form 10-Q
period 2009-06-30
MORGAN STANLEY SPECTRUM SELECT LP
filed 2009-08-12
CIK 873799

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number: 0-19511

	MORGAN STANLEY SPECTRUM SELECT L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						     13-3619290
(State or other jurisdiction of		      	  (I.R.S. Employer
incorporation or organization)			       Identification No.)

Demeter Management LLC
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

Large accelerated filer______ 		Accelerated filer______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X


	       <table> MORGAN STANLEY SPECTRUM SELECT L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2009



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
		Statements of Financial Condition as of June 30, 2009
		and December 31, 2008 .	..2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2009 and 2008 	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2009 and 2008 .	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2009 and 2008	5

		Condensed Schedules of Investments as of June 30, 2009
		and December 31, 2008 .......................................6

		Notes to Financial Statements 	7-24

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	25-39

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	39-52

Item 4.	Controls and Procedures	52-53

Item 4T.	Controls and Procedures	53


PART II. OTHER INFORMATION

Item 1A.Risk Factors	54

Item 6.	Exhibits	54



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                           June 30,	December 31,
                                                                               2009                                  2008
                                                                                 $                   	$

ASSETS

Trading Equity:
	Unrestricted cash	447,752,048	601,638,653
	Restricted cash	     31,278,476	      8,756,170

  	     Total cash	   479,030,524	  610,394,823

    Net unrealized gain on open contracts (MS&Co.) 	5,009,145	   19,905,581
    Net unrealized gain on open contracts (MSIP) 	          261,895	      6,140,183

          Total net unrealized gain on open contracts	       5,271,040 	    26,045,764

	     Total Trading Equity	484,301,564	636,440,587

Interest receivable (MS&Co.)	            30,827	              4,300

	     Total Assets	   484,332,391  	     636,444,887

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	5,281,008	23,861,804
Accrued brokerage fees (MS&Co.)	2,493,755	3,093,914
Accrued management fees	949,976	       1,175,736
Accrued incentive fee	                ?     	             2,429,055

	     Total Liabilities	     8,724,739	     30,560,509

Partners? Capital

Limited Partners (12,787,814.460 and
    14,700,689.307 Units, respectively)	470,774,021	599,790,920
General Partner (131,297.769 and
    149,348.769 Units, respectively)	       4,833,631	      6,093,458

	     Total Partners? Capital	    475,607,652	  605,884,378

	     Total Liabilities and Partners? Capital	       484,332,391	   636,444,887

NET ASSET VALUE PER UNIT	               36.81	            40.80


	The accompanying notes are an integral part of these financial statements. </table>


       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                                    For the Three Months	                          For the Six Months
                                          Ended June 30,                               Ended June 30,


                                       2009   	           2008    	      2009   	    2008
                                                                                       $	                   $		         $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	      114,950		     1,821,455		    265,116		     4,219,407

EXPENSES
	Brokerage fees (MS&Co.)             7,561,371    	8,525,711            16,262,823           16,723,687
	Management fees	2,882,656	     3,420,281	     6,202,852	    6,695,939
	Incentive fees 	               ?       	     4,825,589	          391,898      	    10,541,832

		   Total Expenses 	   10,444,027	   16,771,581	    22,857,573	   33,961,458

NET INVESTMENT LOSS 	   (10,329,077)	  (14,950,126)	   (22,592,457)	   (29,742,051)

TRADING RESULTS
Trading profit (loss):
	Realized	(12,468,788)	42,370,166	(11,820,649)	123,952,059
	Net change in unrealized	    1,907,982	    24,976,431	    (20,774,724)	    25,914,273

		   Total Trading Results	   (10,560,806)	           67,346,597	   (32,595,373)	   149,866,332

NET INCOME 	(LOSS)                                         (20,889,883)          52,396,471	   (55,187,830)	     120,124,281

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(20,681,387)	51,821,916	            (54,634,399)       118,808,376
	General Partner 	(208,496)	574,555		(553,431)           1,315,905

NET INCOME (LOSS) PER UNIT

	Limited Partners                                            	(1.59)	3.31	  (4.03)	 	  7.39
	General Partner                                             	   (1.59)	 3.31	  (4.03)	   	7.39


			                                                               Units     	           Units	Units		     Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                   13,176,734.469      15,883,717.225 	 	13,707,552.782	16,170,648.846




	The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2009 and 2008
	(Unaudited)



                                                    Units of
                                                  Partnership                Limited                  General
                                                     Interest                   Partners                 Partner               Total
                                                      $                             $                      $
Partners? Capital,
   December 31, 2007	16,744,490.009	517,496,723	5,681,832     	523,178,555

Offering of Units	680,255.731	24,472,286	?     	24,472,286

Net Income                                                        ?		118,808,376	1,315,905	120,124,281

Redemptions	   (1,865,566.537)	 (66,361,148) 	   (296,829) 	  (66,657,977)

Partners? Capital,
     June 30, 2008	  15,559,179.203	 594,416,237	  6,700,908	 601,117,145





Partners? Capital,
   December 31, 2008	14,850,038.076	599,790,920	6,093,458     	605,884,378

Net Loss                                                          ?		(54,634,399)	(553,431)	(55,187,830)

Redemptions	   (1,930,925.847)	 (74,382,500) 	   (706,396) 	  (75,088,896)

Partners? Capital,
     June 30, 2009	  12,919,112.229	 470,774,021	  4,833,631	 475,607,652











The accompanying notes are an integral part of these financial statements. </table>


       <table> 	MORGAN STANLEY SPECTRUM SELECT L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	                    For the Six Months  Ended June 30,

                            2009                              2008
	              $	                  $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	(55,187,830)	 120,124,281
Noncash item included in net income (loss):
     Net change in unrealized	20,774,724	(25,914,273)

(Increase) decrease in operating assets:
     Restricted cash	(22,522,306)	13,435,220
     Interest receivable (MS&Co.)	(26,527)	329,986
     Net premiums paid for options purchased	?      	 68,716

Increase (decrease) in operating liabilities:
     Accrued brokerage fees (MS&Co.)	(600,159)	 232,051
	Accrued management fees	                     (225,760)	         99,125
 	Accured incentive fees	    (2,429,055)	   4,286,783

Net cash provided by (used for) operating activities	    (60,216,913)	 112,661,889

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	?       	21,610,482
Cash paid for redemptions of Units	   (93,669,692)	    (60,749,643)

Net cash used for financing activities	   (93,669,692)	    (39,139,161)

Net increase (decrease) in unrestricted cash	(153,886,605)	73,522,728

Unrestricted cash at beginning of period	    601,638,653	    475,137,768

Unrestricted cash at end of period	    447,752,048	   548,660,496









	The accompanying notes are an integral part of these financial statements. </table>


       <table> MORGAN STANLEY SPECTRUM SELECT  L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2009 and December 31, 2008 (Unaudited)


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
       Net
Unrealized
 Gain/(Loss)

$
  %
$
%
$

June 30, 2009, Partnership Net Assets:  $475,607,652


,c>
Commodity
  2,173,666
        0.46
       558,736
       0.12
 2,732,402
Equity
   374,804
        0.08
 (101,221)
      (0.02)
     273,583
Foreign currency
     134,639
        0.03
   (492,661)
      (0.11)
   (358,022)
Interest rate
  4,423,810
        0.93
   (724,724)
      (0.15)
  3,699,086






     Grand Total:
 7,106,919
        1.50
   (759,870)
      (0.16)
  6,347,049

     Unrealized Currency Loss




      (0.23)

  (1,076,009)

     Total Net Unrealized Gain on Open Contracts


   5,271,040


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

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

1.  Organization
Morgan Stanley Spectrum Select L.P. is a Delaware limited partnership organized in 1991 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, ?Futures Interests?) (refer to Note 4. Financial Instruments). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P.
                              - 7 -


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

The Partnership?s general partner is Demeter Management LLC
(?Demeter?). On April 30, 2009, Demeter Management Corporation was converted from a Delaware corporation to a Delaware limited
                                - 8 -


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

liability company and changed its name to Demeter Management LLC. The commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International plc (?MSIP?). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (?MSCG?) acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (?LME?). Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC, which in turn is majority owned by Morgan Stanley and minority owned by Citigroup Inc. (?Citigroup?). MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are EMC Capital Management, Inc., Northfield Trading L.P., Rabar Market Research, Inc., Sunrise Capital Management, Inc., Graham Capital Management, L.P., and Altis Partners (Jersey) Limited (each individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).


Demeter does not believe that the change in ownership of Demeter had a material impact on the Partnership?s limited partners. At all times Demeter served as the general partner of the Partnership and it continues to do so. The change in ownership occurred pursuant to the transaction in which Morgan Stanley and Citigroup agreed to combine the Global Wealth Management Group of Morgan
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Stanley and the Smith Barney division of Citigroup Global Markets
Inc. into a new joint venture. The transaction closed on June 1, 2009.

On May 28, 2009, the Board of Directors of Demeter, in accordance with the provisions of Section 5 of the limited partnership agreement for the Partnership, resolved to modify the net worth requirement of Demeter. Demeter?s net worth requirement going forward is 5% of the total partners? contributions, with a minimum net worth of $50,000 and a maximum of $1,000,000 (cumulative for all the limited partnerships for which Demeter acts as a general partner, collectively the ?Funds?). Prior to the amendment, Demeter?s net worth requirement was generally at least 10% of total partners? contributions (cumulative for all the limited partnerships for which Demeter acted as general partner), with a minimum net worth of $50,000, but with no maximum. This change in Demeter?s net worth requirement for the Funds does not affect the limited partners? interests in the Funds, status as a limited partner in the Funds, or the status of the Funds as partnerships for tax purposes.

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month. The
Partnership pays brokerage fees to MS&Co.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

Financial Accounting Standards Board (?FASB?) Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109? (?FIN 48?), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.



       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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



       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                 Net Unrealized Gains/(Losses)
                         on Open Contracts                  Longest Maturities
	Exchange-	Off-Exchange-	               Exchange-	 Off-Exchange-
Date	  Traded  	   Traded         	Total      Traded       Traded
                    $             $              $
Jun. 30, 2009	6,536,720	(1,265,680)	5,271,040	Jun. 2011	Sep. 2009
Dec. 31, 2008	27,202,139	    (1,156,375)	26,045,764	Jun. 2010	  Mar. 2009

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counter-parties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the aggregate, totaled $485,567,244 and $637,596,962 at June 30, 2009 and December 31, 2008, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

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

5.  Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, ?Disclosures about
Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133? (?SFAS No. 161?). SFAS No. 161 is intended to improve financial reporting about derivative

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those Instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 was effective as of January 1, 2009, for the Partnership.

The Partnership?s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy. As such, the absolute quantity (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 161 disclosure as of June 30, 2009 and reflects the contracts outstanding at such time.


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2009:



Futures and Forward Contracts

      Long
        Unrealized
        Gain

       Long
L        Unrealized
       Loss

          Short
         Unrealized
          Gain

  Short
        Unrealized
         Loss

       Net
 Unrealized
 Gain/(Loss)

Total number
of outstanding
  contracts

  $
$
   $
    $
     $

June 30, 2009






Tr    Commodity
        5,253,378
       (3,079,712)
       1,844,836
       (1,286,100)
         2,732,402
           4,742
K   Equity
            754,132
           (379,328)
               8,504
           (109,725)
             273,583
           1,814
K   Foreign currency
        1,508,853
        (1,374,214)
           218,565
           (711,226)
           (358,022)
           6,435
K   Interest rate
  4,772,441
    (348,631)
      92,085
    (816,809)
  3,699,086
    6,498
K        Total
12,288,804
  (5,181,885)
  2,163,990
  (2,923,860)
   6,347,049








K        Unrealized currency loss




 (1,076,009)

K        Total net unrealized gain
             on open contracts





    5,271,040


The following tables summarize the net trading results of the Partnership during the three and six month periods as required by SFAS No. 161.

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2009 included in
Total Trading Results:

For the Three Months
For the Six Months

Ended June 30, 2009
Ended June 30, 2009
Type of Instrument
$
   $
 Commodity
             1,913,301
             (8,091,616)
K   Equity
             1,812,259
                  915,602
K   Foreign currency
            (2,539,364)
            (11,199,226)
K   Interest rate
          (12,333,657)
            (14,679,365)
K   Unrealized currency gain
                586,655
                   459,232
K        Total
          (10,560,806)
            (32,595,373)

       <table>
Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2009:

     For the Three Months
      For the Six Months

     Ended June 30, 2009
     Ended June 30, 2009
Trading Results
  $
  $
Realized
         (12,468,788)
         (11,820,649)
K   Net change in unrealized
      1,907,982
   (20,774,724)
K      Total Trading Results
   (10,560,806)
   (32,595,373)

       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



6.  Fair Value Measurements
As defined by SFAS No. 157, ?Fair Value Measurements?, fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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


       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of June 30, 2009 and December 31, 2008:














       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
  Observable
       Inputs
     (Level 2)
 Significant
  Unobservable
    Inputs
  (Level 3)




     Total

Net unrealized gain (loss) on open
contracts

$6,536,720

$(1,265,680)

 n/a


 $5,271,040

December 31, 2008



Assets
Quoted Prices in
Active Markets for
 Identical Assets
       (Level 1)
Significant Other
   Observable
       Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




    Total

Net unrealized gain (loss) on open
contracts
$
$	$27,202,139

   $(1,156,375)

 n/a


$26,045,764

7.  Recent Accounting Pronouncements
(a) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and
    Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FASB Staff Position (?FSP?) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP SFAS No. 157-4?). FSP SFAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP SFAS No. 157-4 is effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 157-4 did not have a material
       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

impact on the Partnership?s financial statements.

(b) Interim Disclosures about Fair Value of Financial Instruments In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP SFAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP SFAS No. 107-1 and APB No. 28-1 are effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 107-1 and APB No. 28-1 did not have a material impact on the Partnership?s financial statements.

(c)  Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (?SFAS No. 165?). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or



       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for the quarter ended June 30, 2009. Management has performed its evaluation of subsequent events through August 12, 2009, the date these financial statements were issued.

(d)  Accounting Standards Codification

On June 29, 2009, the FASB issued Statement No. 168, ?FASB Accounting Standards Codification? and the Hierarchy of Generally Accepted Accounting Principles ? a replacement of FASB Statement No. 162. The FASB has stated that ?the FASB Accounting Standards Codification? (?Codification?) will become the source of authoritative U.S. Generally Accepted Accounting Principles (?GAAP?) recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification?s content will carry the same level of authority, effectively superseding Statement No.
162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. Statement No. 168 is effective for financial



       MORGAN STANLEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

statements issued for interim and annual periods ending after September 15, 2009.



8.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.








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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading
       Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2009

The Partnership recorded total trading results including interest income totaling $(10,445,856) and expenses totaling $10,444,027, resulting in a net loss of $20,889,883 for the three months ended June 30, 2009. The Partnership?s net asset value per Unit decreased from $38.40 at March 31, 2009, to $36.81 at June 30, 2009.

The most significant trading losses of approximately 2.5% were incurred in the global fixed-income sector during April from long positions in U.S. and European fixed-income futures as prices reversed lower after a pledge from G-20 leaders to support the global economy sapped demand for the ?safe haven? of government bonds. Additional losses were recorded in June from long positions in short-term U.S. and European interest rate futures as prices declined amid rising investor confidence. Meanwhile, short positions in Japanese fixed-income futures resulted in losses, primarily during June, as prices increased after the Bank of Japan indicated that it remained cautious about the Japanese economy. Within the global equity index sector, losses of approximately 0.5% were recorded primarily during April from
       short futures positions in European equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil. Additional losses were experienced during June from newly established long positions in European equity index futures as prices reversed lower on speculation that the recent rally in the global stock markets might have outpaced the prospects for corporate earnings growth. Smaller losses of approximately 0.1% were incurred within the metals complex throughout a majority of the quarter from short futures positions in aluminum as prices increased on sentiment that efforts by the Chinese government to revive that nation?s economy might boost demand for base metals. Additional losses were incurred from long positions in gold futures as prices dropped in June due to a rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.3% in the currency sector, primarily during May, from long positions in the South African rand, Australian dollar, and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecasted, which reduced demand for the U.S. dollar as a ?safe haven? currency. Meanwhile, the value of the South African rand, Australian dollar, and New Zealand dollar increased in the wake
       of rising commodity prices. Within the energy markets, gains of approximately 0.3% were achieved primarily during May from long futures positions in gasoline and crude oil as prices rose on optimism that a possible rebound in global economic growth might boost energy demand. Smaller gains of 0.1% were experienced in the agricultural complex throughout a majority of the quarter from long futures positions in the soybean complex as prices moved higher on news of record imports in China, the world?s largest purchaser. Elsewhere, short positions in lean hog futures resulted in gains as prices fell in April and June on speculation that demand for U.S. pork products might remain sluggish amid ongoing swine flu concerns. Further gains in the agricultural complex were recorded from long positions in sugar futures as prices moved higher in May and June after the U.S. Department of Agriculture said global output might fall more than previously forecast.

The Partnership recorded total trading results including interest income totaling $(32,330,257) and expenses totaling $22,857,573, resulting in a net loss of $55,187,830 for the six months ended June 30, 2009. The Partnership?s net asset value per Unit decreased from $40.80 at December 31, 2008, to $36.81 at June 30, 2009.

The most significant trading losses of approximately 2.8% were recorded in the global fixed-income sector during January, March,
       and April from long positions in U.S., European, and
Japanese fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump. Additional losses were recorded in June from long positions in short-term U.S. and European interest rate futures as prices declined amid rising investor confidence due to better-than-expected economic data. Meanwhile, newly established short positions in Japanese fixed-income futures resulted in losses, primarily during June, as prices increased after the Bank of Japan indicated that it remained cautious about the Japanese economy. Within the currency markets, losses of approximately 1.2% were incurred primarily during March from short positions in the Swiss franc, euro, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals following the U.S. Federal Reserve?s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending. Additional losses were recorded during June from long positions in Swiss franc, euro, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates following news that
U.S. payrolls fell less-than-expected in May.   Elsewhere, losses
were recorded during January, February, and June from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals on
       speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan?s trade deficit substantially increased. Additional losses of approximately 1.1% were experienced in the agricultural complex primarily during March from short futures positions in the corn and coffee as prices rose on speculation that government bailouts might help revive the world economy and boost demand for these commodities. During June, coffee futures prices fell amid expectations of higher global output due to favorable weather conditions in the world?s major growing regions, thus resulting in losses from long positions. Elsewhere in the agricultural complex, long positions in cocoa and wheat futures resulted in losses as prices dropped during June amid speculation that supplies might exceed demand due to the economic slowdown.
Within the metals complex, losses of approximately 0.7% were experienced during late February, March, and June from long positions in gold futures as prices fell amid a rebound in the global equity markets and a rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment. Meanwhile, short futures positions in zinc and aluminum resulted in further losses as prices reversed higher during February, March, and June on speculation that economic stimulus plans in the U.S. and China would help boost demand for base metals. Smaller losses of approximately 0.7% were experienced within the global equity index sector, primarily during March and April, from short futures positions in U.S. and
       European equity index futures as prices rose amid better-
than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil. Additional losses were experienced during June from newly established long positions in European equity index futures as prices reversed lower on speculation that the recent rally in the global stock markets might have outpaced the prospects for corporate earnings growth. A portion of the Partnership?s losses for the first six months of the year was offset by gains of approximately 0.4% experienced within the energy markets throughout the first quarter and April from short futures positions in natural gas as prices moved lower amid speculation that the ongoing global economic recession might continue to erode energy demand. Further gains were achieved primarily during May from long futures positions in gasoline as prices rose on optimism that a possible rebound in global economic growth might boost energy demand.


For the Three and Six Months Ended June 30, 2008

The Partnership recorded total trading results including interest income totaling $69,168,052 and expenses totaling $16,771,581, resulting in net income of $52,396,471 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $35.32 at March 31, 2008, to $38.63 at June 30, 2008.

       The most significant trading gains of approximately 9.7%
were experienced in the energy markets throughout the quarter from long futures positions in crude oil and its related products as prices moved higher due to supply threats in Nigeria and Iraq, growing Asian fuel consumption, and concerns of a U.S. supply shortage. Elsewhere, long positions in natural gas futures resulted in gains as prices rose after U.S. inventories declined to the lowest level since 2005 amid forecasts for warmer weather throughout the United States. Furthermore, futures prices for crude oil, its related products, and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Additional gains of approximately 0.9% were recorded in the global interest rate sector primarily during May and June from short positions in European fixed-income futures as prices moved lower due to reports of accelerating inflation in the Euro-Zone. Gains of approximately 0.8% were also recorded in the global stock index sector primarily during June from short positions in European equity index futures as prices declined sharply on concerns that record commodity prices and additional subprime-related writedowns might erode corporate earnings and continue to slow global economic growth. In addition, prices were pressured lower after government reports revealed an unexpected drop in Germany?s consumer confidence and a continued housing slump in the United Kingdom. Smaller gains of approximately 0.6% were experienced in the agricultural markets primarily during June from long futures positions in corn and the soybean complex as
       prices moved higher on supply concerns after severe floods in the U.S. Midwest damaged crops. In addition, corn futures prices moved higher due to strong demand for ethanol. Elsewhere, long positions in cocoa futures resulted in gains during June as prices rose to the highest level since 1986 on fears that dry weather would damage crops in the Ivory Coast, the world?s largest producer. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 0.2% in the currency sector primarily from long positions in the Swiss franc and euro versus the U.S. dollar as the value of the U.S. dollar strengthened against these currencies during April after the release of stronger-than-expected U.S. economic reports. Meanwhile, short positions in the Canadian dollar versus the U.S. dollar resulted in losses primarily during April as the value of the Canadian dollar moved higher against the U.S. dollar amid rising energy prices.

The Partnership recorded total trading results including interest income totaling $154,085,739 and expenses totaling $33,961,458, resulting in net income of $120,124,281 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $31.24 at December 31, 2007, to $38.63 at June 30, 2008.

The most significant trading gains of approximately 10.5% were recorded in the energy sector primarily throughout a majority of
       the first six months of the year from long futures
positions in crude oil and its related products as prices moved higher amid increasing global supply concerns and strong demand in Asia. Elsewhere, long positions in natural gas futures resulted in gains during April, May, and June as prices rose after U.S. inventories declined to the lowest level since 2005. Furthermore, futures prices for crude oil, its related products, and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Additional gains of approximately 5.7% were experienced in the agricultural sector primarily during January, February, and June from long positions in corn futures as prices moved higher on supply concerns and rising demand for alternative fuels made from crops. Meanwhile, long futures positions in the soybean complex resulted in gains primarily during June as prices increased after a government report showed a rise in demand for U.S. supplies following labor disputes that slowed exports from Argentina and Brazil. Elsewhere, gains were experienced from long positions in cocoa futures primarily during January, February, and June as prices moved higher amid supply disruptions in the Ivory Coast, the world?s largest producer. Gains of approximately 3.9% were also recorded within the global interest rate sector primarily during January and February from long positions in U.S. fixed-income futures as prices moved higher amid a sharp decline in global equity markets and fears of a recession in the United States. During May and June, gains were recorded from short positions in European fixed-income
       futures as prices decreased after the European Central
Bank left its benchmark interest rate unchanged at 4.0% and signaled it might raise borrowing costs in July in order to combat accelerating inflation in the Euro-Zone. Within the currency sector, gains of approximately 3.1% were recorded primarily during February, March, and May from short positions in the U.S. dollar versus the euro, Swiss franc, Brazilian real, and Mexican peso as the value of the U.S. dollar weakened against most of its major rivals after U.S. government reports showed a rise in unemployment, weaker-than-expected U.S. retail sales, and U.S. consumer confidence at a 16-year low. The value of the U.S. dollar continued to fall in June after the U.S. Federal Reserve held interest rates steady at 2.0%. Smaller gains of approximately 2.5% were experienced in the global stock index sector primarily during January, February, March, and June from short positions in European and Pacific Rim equity index futures as prices decreased on concerns that mounting losses linked to U.S. sub-prime mortgage investments might continue to erode corporate earnings and curb global economic growth. Lastly, gains of approximately 1.9% were recorded in the metals markets primarily during January and February from long positions in gold, silver, and platinum futures as prices moved higher amid continued uncertainty in the direction of the U.S. dollar and further ?safe haven? buying because of weakness in global equity markets. Elsewhere, long positions in tin futures experienced gains primarily during February as prices moved higher on supply
       concerns and rising demand from China and India.
Meanwhile, short positions in nickel futures resulted in gains during May as prices fell amid rising inventories.

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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the
       contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experiences to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2009 and 2008. At June 30, 2009 and 2008, the Partnership?s total capitalization was approximately $476 million and $601 million, respectively.

Primary Market            June 30, 2009        June 30, 2008
Risk Category             Value at Risk        Value at Risk

Equity	     (0.81)%    	(0.59)%

Currency	(0.56)	(0.76)

Interest Rate	   (0.25)      	(0.39)

Commodity	(0.94)	(1.69)

Aggregate Value at Risk	      (1.95)%	   (1.94)%



The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents
       the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2008, through June 30, 2009.

Primary Market Risk Category	High	   Low	     Average
Equity	(0.81)%	(0.03)%	(0.41)%

Currency	(0.76)	(0.10)	(0.41)

Interest Rate	(0.71)	(0.25)	(0.44)

Commodity	(1.69)	(0.27)	(0.80)


Aggregate Value at Risk	(1.95)%	(0.57)%	(1.31)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2009 and 2008, and for the four quarter-end reporting periods from July 1, 2008 through June 30,
       2009.  VaR is not necessarily representative of the
Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2009, such amount was equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The Trading Advisors, in general, tend to utilize their trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

       Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The second largest market exposure of the Partnership at June 30, 2009, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary market exposures were to the Nikkei 225 (Japan), IBEX 35 (Spain), S&P 500 (U.S.), TOPIX (Japan), NASDAQ 100 (U.S.), Euro Stox 50 (Europe), Hang Seng (Hong Kong), DAX (Germany), CAC 40 (France), S&P/MIB (Italy), H-Shares (Hong
Kong), FTSE 100 (United Kingdom), Dow Jones (U.S.), OMX 30 (Sweden), and SPI 200 (Australia) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Asian, South African, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At June 30, 2009, the Partnership had market exposure to the currency sector. The Partnership?s currency market exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2009, the Partnership?s major exposures were to the euro, Japanese yen, British pound, Australian dollar, Canadian dollar, Swiss franc, New Zealand dollar, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At June 30, 2009, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the European, Japanese, U.S., Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in
       one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments.
 Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. The largest market exposure of the Partnership at June 30, 2009, was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as in natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and
       supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at June 30, 2009, was to the markets that comprise these sectors. Most of the exposure was to the sugar, wheat, soybean meal, corn, soybean oil, cocoa, lean hogs, coffee, live cattle, feeder cattle, soybeans, orange juice, rubber, and cotton markets.
Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	 At June 30, 2009, the Partnership had market
exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, nickel, aluminum, zinc, lead, and tin, as well as precious metals, such as silver, gold, and palladium. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2009:

       Foreign Currency Balances. The Partnership?s primary
foreign currency balances at June 30, 2009, were in euros, Australian dollars, Japanese yen, British pounds, South
African rands, Hong Kong dollars, Swedish kronor, Czech koruny, New Zealand dollars, Canadian dollars, Hungarian forint, Singapore dollars, Swiss francs, and Norwegian kroner. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 4T.	CONTROLS AND PROCEDURES
Not applicable.



       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008, and the Partnership?s
Report on Form 10Q for the quarter ended March 31, 2009.



Item 6.  EXHIBITS

31.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
32.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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




                        Morgan Stanley Spectrum Select L.P.
                        (Registrant)

                        By:   Demeter Management LLC
                              (General Partner)

August 12, 2009         By:/s/ Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Regisrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.













-	55 -




- 24 -