Form 10-Q
period 2010-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2010-08-12
CIK 873799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2010 and 2009	4

	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5

	Condensed Schedules of Investments as of June 30, 2010 and December 31, 2009	6

	Notes to Financial Statements	7-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33-43

Item 4.	Controls and Procedures	44

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	45

Item 6.	Exhibits	45

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS	$	$

Trading Equity:

Unrestricted cash	365,201,923	422,998,843
Restricted cash	29,255,950	36,820,470

Total cash	394,457,873	459,819,313

Net unrealized gain on open contracts (MS&Co.)	1,461,249	6,347,652
Net unrealized gain (loss) on open contracts (MSIP)	(903,452)	5,667,649

Total net unrealized gain on open contracts	557,797	12,015,301

Total Trading Equity	395,015,670	471,834,614

Interest receivable (MSSB)	22,699	6,511

Total Assets	395,038,369	471,841,125

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	4,414,715	3,843,227
Accrued brokerage fees (MS&Co.)	2,000,986	2,423,620
Accrued management fees	770,586	929,231

Total Liabilities	7,186,287	7,196,078

Partners’ Capital

Limited Partners (11,435,795.008 and 12,116,838.706 Units, respectively)	383,952,797	459,902,047
General Partner (116,137.769 and 124,961.769, respectively)	3,899,285	4,743,000

Total Partners’ Capital	387,852,082	464,645,047

Total Liabilities and Partners’ Capital	395,038,369	471,841,125

NET ASSET VALUE PER UNIT	33.57	37.96

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2009	2010	2009
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	110,199	114,950	159,363	265,116

EXPENSES
Brokerage fees (MS&Co.)	6,309,281	7,561,371	12,898,787	16,262,823
Management fees	2,433,723	2,882,656	4,973,408	6,202,852
Incentive fee	–	–	–	391,898

Total Expenses	8,743,004	10,444,027	17,872,195	22,857,573

NET INVESTMENT LOSS	(8,632,805)	(10,329,077)	(17,712,832)	(22,592,457)

TRADING RESULTS
Trading profit (loss):
Realized	(6,453,313)	(12,468,788)	(23,505,750)	(11,820,649)
Net change in unrealized	(16,202,436)	1,907,982	(11,457,504)	(20,774,724)

Total Trading Results	(22,655,749)	(10,560,806)	(34,963,254)	(32,595,373)

NET LOSS	(31,288,554)	(20,889,883)	(52,676,086)	(55,187,830)

NET LOSS ALLOCATION

Limited Partners	(30,972,726)	(20,681,387)	(52,141,069)	(54,634,399)
General Partner	(315,828)	(208,496)	(535,017)	(553,431)

NET LOSS PER UNIT *

Limited Partners	(2.65)	(1.59)	(4.39)	(4.03)
General Partner	(2.65)	(1.59)	(4.39)	(4.03)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	11,829,977.274	13,176 ,734.469	11,992,221.105	13,707,552.782

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2009	12,241,800.475	459,902,047	4,743,000	464,645,047

Net Loss	–	(52,141,069)	(535,017)	(52,676,086)

Redemptions	(689,867.698)	(23,808,181)	(308,698)	(24,116,879)

Partners’ Capital,
June 30, 2010	11,551,932.777	383,952,797	3,899,285	387,852,082

Partners’ Capital,
December 31, 2008	14,850,038.076	599,790,920	6,093,458	605,884,378

Net Loss	–	(54,634,399)	(553,431)	(55,187,830)

Redemptions	(1,930,925.847)	(74,382,500)	(706,396)	(75,088,896)

Partners’ Capital,
June 30, 2009	12,919,112.229	470,774,021	4,833,631	475,607,652

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2010	2009
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(52,676,086)	(55,187,830)
Noncash item included in net loss:
Net change in unrealized	11,457,504	20,774,724

(Increase) decrease in operating assets:
Restricted cash	7,564,520	(22,522,306)
Interest receivable (MSSB)	(16,188)	(26,527)

Decrease in operating liabilities:
Accrued brokerage fees (MS&Co.)	(422,634)	(600,159)
Accrued management fees	(158,645)	(225,760)
Accrued incentive fee	—	(2,429,055)

Net cash used for operating activities	(34,251,529)	(60,216,913)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(23,545,391)	(93,669,692)

Net cash used for financing activities	(23,545,391)	(93,669,692)

Net decrease in unrestricted cash	(57,796,920)	(153,886,605)

Unrestricted cash at beginning of period	422,998,843	601,638,653

Unrestricted cash at end of period	365,201,923	447,752,048

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
June 30, 2010 Partnership Partners’ Capital: $387,852,082

Commodity	(672,852)	(0.17)	459,536	0.12	(213,316)
Equity	(2,594,995)	(0.67)	42,653	0.01	(2,552,342)
Foreign currency	138,086	0.03	(2,813,739)	(0.73)	(2,675,653)
Interest rate	8,526,866	2.20	(47,576)	(0.01)	8,479,290

Grand Total:	5,397,105	1.39	(2,359,126)	(0.61)	3,037,979

Unrealized Currency Loss				(0.64)	(2,480,182)

Total Net Unrealized Gain on Open Contracts					557,797

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2009 Partnership Partners’ Capital: $464,645,047

Commodity	10,326,975	2.22	(1,557,740)	(0.33)	8,769,235
Equity	3,424,570	0.74	15,569	–	3,440,139
Foreign currency	(1,335,800)	(0.29)	434,606	0.09	(901,194)
Interest rate	1,261,198	0.27	212,876	0.05	1,474,074

Grand Total:	13,676,943	2.94	(894,689)	(0.19)	12,782,254

Unrealized Currency Loss				(0.17)	(766,953)

Total Net Unrealized Gain on Open Contracts					12,015,301

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Demeter Management LLC (“Demeter”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”) as of May 1, 2010.  The clearing commodity brokers are Morgan Stanley & Co. Incorporated (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are Altis Partners (Jersey) Limited, EMC Capital Management, Inc., Graham Capital Management, L.P., Northfield Trading L.P., Rabar Market Research, Inc., and Sunrise Capital Management, Inc. (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

2.  Related Party Transactions
The Partnership’s cash is on deposit with MS&Co., MSIP, and MSSB in futures, forward and options trading accounts to meet margin requirements as needed.  MSSB pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB will retain any interest earned in excess of the interest paid by MSSB to the Partnership.  The Partnership pays brokerage fees to MS&Co.  MSCG acts as the counterparty on all trading of options on foreign currency forward contracts.

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

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes, clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2006 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

4.	Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as required by the Derivatives and Hedging as required by the FASB Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	a) One or more underlyings and b) notional amounts or payment provisions or both;
2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

3)	Terms that require or permit net settlement.

Generally, derivatives include futures, forwards, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2010	2,033,353	(1,475,556)	557,797	Sep. 2014	Sep. 2010
Dec. 31, 2009	12,929,342	(914,041)	12,015,301	Dec. 2011	Mar. 2010

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

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net  unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $396,491,226 and $472,748,655 at June 30, 2010 and December 31, 2009, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.  With respect to those off-exchange-traded forward currency

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform.  With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of June 30, 2010 and December 31, 2009, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2010:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for six months (absolute quantity)
	$	$	$	$	$

Commodity	2,593,038	(3,265,890)	926,842	(467,306)	(213,316)	5,207
Equity	1,330	(2,596,325)	65,153	(22,500)	(2,552,342)	1,861
Foreign currency	1,829,408	(1,691,322)	467,507	(3,281,246)	(2,675,653)	7,682
Interest rate	8,559,194	(32,328)	3,689	(51,265)	8,479,290	8,233
Total	12,982,970	(7,585,865)	1,463,191	(3,822,317)	3,037,979

Unrealized currency loss					(2,480,182)
Total net unrealized gain on open contracts					557,797

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	13,176,127	(2,849,152)	344,940	(1,902,680)	8,769,235	5,839
Equity	3,532,600	(108,030)	15,569	–	3,440,139	2,450
Foreign currency	1,015,082	(2,350,882)	650,586	(215,980)	(901,194)	11,725
Interest rate	2,444,830	(1,183,632)	346,565	(133,689)	1,474,074	8,812
Total	20,168,639	(6,491,696)	1,357,660	(2,252,349)	12,782,254

Unrealized currency loss					(766,953)
Total net unrealized gain on open contracts					12,015,301

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2010 and 2009, respectively as required by the disclosures about Derivatives and Hedging.

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2010 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Type of Instrument	$	$

Commodity	(22,885,835)	(30,770,151)
Equity	(17,062,188)	(22,711,997)
Foreign currency	(1,343,377)	(4,305,624)
Interest rate	20,094,063	24,537,746
Unrealized currency loss	(1,458,412)	(1,713,228)
Total	(22,655,749)	(34,963,254)

Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2010:
	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Trading Results	$	$

Realized	(6,453,313)	(23,505,750)
Net change in unrealized	(16,202,436)	(11,457,504)
Total Trading Results	(22,655,749)	(34,963,254)

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2009 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2009
Type of Instrument	$	$

Commodity	1,913,301	(8,091,616)
Equity	1,812,259	915,602
Foreign currency	(2,539,364)	(11,199,226)
Interest rate	(12,333,657)	(14,679,365)
Unrealized currency gain	586,655	459,232
Total	(10,560,806)	(32,595,373)

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2009:
	For the Three Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2009
Trading Results	$	$

Realized	(12,468,788)	(11,820,649)
Net change in unrealized	1,907,982	(20,774,724)
Total Trading Results	(10,560,806)	(32,595,373)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	2,033,353	–	n/a	2,033,353
Net unrealized loss on forward contracts	–	(1,475,556)	n/a	(1,475,556)

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	12,929,342	—	n/a	12,929,342
Net unrealized loss on forward contracts	—	(914,041)	n/a	(914,041)

7.  Other Pronouncements
(a) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued accounting guidance to establish FASB Codification.  ASC established the exclusive authoritative reference for accounting principles generally accepted in the United States of America (“U.S. GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative U.S. GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 (b)  Fair Value Measurements
In April 2009, the FASB issued additional guidance relating to Fair Value Measurements for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  It is effective for the interim and annual periods ending after June 15, 2009 and the adoption did not have a material impact on the Partnership’s financial statements.

(c) Financial Instruments
In April 2009, the FASB issued new guidance that requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.   This guidance is effective for the interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

 (d)  Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standards Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements which was effective immediately, and amends the

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of the subsequent event effective July 28, 2010 is disclosed in the Subsequent Event section on page 22.

(e) Improving Disclosures about Fair Value Measurements
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

(f) Consolidation of Variable Interest Entities

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

9.	Subsequent Event
             On July 28, 2010, the Partnership received a settlement award payment in the amount of $337,120 from the Natural Gas Commodity Litigation Settlement Administrator.  This settlement represents the Partnership’s portion of the 2006 Net Settlement Fund and the 2007 Net Settlement Fund.  The proceeds from settlement was accounted for in the period it was received for the benefit of the partners in the Partnership.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended June 30, 2010 and 2009, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 22 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Operations as “Net change in unrealized trading profit (loss)” for open unrealized contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) of the business day.   Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Six Months Ended June 30, 2010
The Partnership recorded total trading results including interest income totaling $(22,545,550) and expenses totaling $8,743,004, resulting in a net loss of $31,288,554 for the three months ended June 30, 2010.  The Partnership’s net asset value per Unit decreased from $36.22 at March 31, 2010 to $33.57 at June 30, 2010.

The most significant trading losses of approximately 4.0% were incurred in the global stock index sector throughout the quarter from long positions in European, U.S., and Pacific Rim equity-index futures as prices declined on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe. Prices also fell due to concerns over weakening growth in China and a slump in U.S. consumer confidence. Within the energy markets, losses of approximately 2.9% were recorded primarily during May and June. In May, long futures positions in crude oil and its related products resulted in losses as prices declined on continued worries that Europe’s debt troubles might slow down the global economic recovery and thereby weaken energy demand. During June, newly established short futures positions in crude oil and its related products incurred losses as prices moved higher following news that crude inventories dropped the most in six months. Losses of approximately 1.3% were incurred within the metals complex, primarily during May, from long futures positions in nickel, copper, and aluminum as prices were pressured lower on concern that demand for base metals might be slipping. Within the agricultural complex, losses of approximately 1.2% were experienced primarily during May from long positions in cotton futures as prices dropped after a U.S. Department of Agriculture report revealed a decline in sales. Lastly, losses of approximately 0.4% were recorded within the currency markets, primarily during June, from short positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc climbed higher against the U.S. dollar after a report revealed industrial production in the Euro-Zone was up 9.5% in April from a year ago. Elsewhere, short positions in the British pound versus the Australian dollar, Canadian dollar, and U.S. dollar incurred losses in June as the value of the British pound increased relative to these currencies after the U.K. government predicted that real GDP in the region may be better than previously estimated. A portion of the Partnership’s losses for the quarter was offset by gains of approximately 4.8% in the global interest rate sector throughout the quarter from long positions in European, U.S., and Japanese fixed-income futures as prices moved higher due to increased “safe haven” demand as investors remained concerned about the stability of the economic recovery. Prices also rose as the European Central Bank left interest rates at a record low after Europe’s sovereign debt crisis forced it to start buying government bonds.

The Partnership recorded total trading results including interest income totaling $(34,803,891) and expenses totaling $17,872,195, resulting in a net loss of $52,676,086 for the six months ended June 30, 2010.  The Partnership’s net asset value per Unit decreased from $37.96 at December 31, 2009, to $33.57 at June 30, 2010.

The most significant trading losses of approximately 5.1% were recorded in the global stock index sector, primarily during January, from long positions in European, U.S., and Pacific Rim equity index futures as prices moved lower amid disappointing U.S. corporate earnings reports and mounting concerns over sovereign debt defaults from a number of European countries. During May and June, further losses were incurred from long positions in European, U.S., and Japanese equity-index futures as prices moved lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe. Within the energy markets, losses of approximately 3.5% were incurred primarily during January from long futures positions in crude oil and its related products as prices declined on reports of increased U.S. inventories, as well as amid speculation that China’s economic activity and energy demand may ease. Throughout May, long futures positions in crude oil and its related products resulted in additional losses as prices declined on continued worries that Europe’s debt troubles might slow down the global economic recovery and thereby weaken energy demand. Additional losses of approximately 1.9% were experienced in the agricultural complex, primarily during January, from long futures positions in the soybean complex as prices fell after rains improved crop yields in Brazil and Argentina, two of the world’s biggest growers and exporters of soybeans. Further losses were experienced within the agricultural complex in May from long positions in cotton futures as prices dropped after a U.S. Department of Agriculture report revealed a decline in sales. Within the metals complex, losses of approximately 1.6% were experienced primarily during January from long futures positions in copper, aluminum, and zinc as prices fell sharply on speculation that demand for base metals may wane after Chinese banks begin to restrict lending. Additional losses were incurred during May from long futures positions in nickel, copper, and aluminum as prices were pressured lower on concern that demand for base metals might be slipping. Smaller losses of approximately 1.0% were experienced within the currency markets, primarily during January and June. In January, short positions in the U.S. dollar versus the Swiss franc, British pound, and Canadian dollar resulted in losses as the value of the U.S. dollar moved higher relative to these currencies after a drop in the global equity markets diminished demand for higher-yielding currency assets, thereby causing the U.S. dollar to benefit as a “safe haven” currency. During June, short positions in the Swiss franc versus the U.S. dollar resulted in losses as the value of the Swiss franc climbed higher against the U.S. dollar after a report revealed industrial production in the Euro-Zone was up 9.5% in April from a year ago. A portion of the Partnership’s losses for the first six months of the year was offset by gains of approximately 5.8% experienced within the global interest rate sector throughout a majority of the first half of the year from long positions in European, U.S., and Japanese fixed-

income futures. In January and February, prices increased on speculation that the European Union may be reluctant to help Greece, Portugal, and Spain bolster their finances, reigniting concerns of a major sovereign debt default and thereby boosting demand for the relative “safety” of government bonds. Prices were pressured higher throughout the second quarter after credit-rating downgrades of Greece and Portugal spurred concern the European debt crisis might derail the global economic recovery and after the European Central Bank left interest rates at a record low.

For the Three and Six Months Ended June 30, 2009

The Partnership recorded total trading results including interest income totaling $(10,445,856) and expenses totaling $10,444,027, resulting in a net loss of $20,889,883 for the three months ended June 30, 2009.  The Partnership’s net asset value per Unit decreased from $38.40 at March 31, 2009, to $36.81 at June 30, 2009.

The most significant trading losses of approximately 2.5% were incurred in the global fixed-income sector during April from long positions in U.S. and European fixed-income futures as prices reversed lower after a pledge from Group of 20 (“G-20”) leaders to support the global economy sapped demand for the “safe haven” of government bonds.  Additional losses were recorded in June from long positions in short-term U.S. and European interest rate futures as prices declined amid rising investor confidence.  Meanwhile, short positions in Japanese fixed-income futures resulted in losses, primarily during June, as prices increased after the Bank of Japan indicated that it remained cautious about the Japanese economy.  Within the global equity index sector, losses of approximately 0.5% were recorded primarily during April from short futures positions in European equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil.  Additional losses were experienced during June from newly established long positions in European equity index futures as prices reversed lower on speculation that the recent rally in the global stock markets might have outpaced the prospects for corporate earnings growth.  Smaller losses of approximately 0.1% were incurred within the metals complex throughout a majority of the quarter from short futures positions in aluminum as prices increased on sentiment that efforts by the Chinese government to revive that nation’s economy might boost demand for base metals.  Additional losses were incurred from long positions in gold futures as prices dropped in June due to a rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 0.3% in the currency sector, primarily during May, from long positions in the South African rand, Australian dollar, and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  Meanwhile, the value of the South African rand, Australian dollar, and New Zealand dollar increased in the wake of rising commodity prices. Within the energy markets, gains of approximately 0.3% were achieved primarily during May from long futures positions in gasoline and crude oil as prices rose on optimism that a possible rebound in global economic growth might boost energy demand.  Smaller gains of approximately 0.1% were experienced in the agricultural complex throughout a majority of the quarter from long futures positions in the soybean complex as prices moved higher on news of record imports in China, the world’s largest purchaser.  Elsewhere, short positions in lean hog futures resulted in gains as prices fell in April and June on speculation that demand for U.S. pork products might remain sluggish amid ongoing swine flu concerns.  Further gains in the agricultural complex were recorded from long positions in sugar futures as prices moved higher in May and June after the U.S. Department of Agriculture said global output might fall more than previously forecast.

The Partnership recorded total trading results including interest income totaling $(32,330,257) and expenses totaling $22,857,573, resulting in a net loss of $55,187,830 for the six months ended June 30, 2009. The Partnership’s net asset value per Unit decreased from $40.80 at December 31, 2008, to $36.81 at June 30, 2009.

The most significant trading losses of approximately 2.8% were recorded in the global fixed-income sector during January, March, and April from long positions in U.S., European, and Japanese fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump.  Additional losses were recorded in June from long positions in short-term U.S. and European interest rate futures as prices declined amid rising investor confidence due to better-than-expected economic data.  Meanwhile, newly established short positions in Japanese fixed-income futures resulted in losses, primarily during June, as prices increased after the Bank of Japan indicated that it remained cautious about the Japanese economy.  Within the currency markets, losses of approximately 1.2% were incurred primarily during March from short positions in the Swiss franc, euro, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals following the U.S. Federal Reserve’s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending. Additional losses were recorded during June from long positions in Swiss franc, euro, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates following news that U.S. payrolls fell less-than-expected in May.   Elsewhere, losses were recorded during January, February, and June from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals on speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan’s trade deficit substantially increased.  Additional losses of approximately 1.1% were experienced in the agricultural complex primarily during March from short futures positions in the corn and coffee as prices rose on speculation that government bailouts might help revive the world economy and boost demand for these commodities. During June, coffee futures prices fell amid expectations of higher global output due to favorable weather conditions in the world’s major growing regions, thus resulting in losses from long positions. Elsewhere in the agricultural complex, long positions in cocoa and wheat futures resulted in losses as prices dropped during June amid speculation that supplies might exceed demand due to the economic slowdown.  Within the metals complex, losses of approximately 0.7% were experienced during late February, March, and June from long positions in gold futures as prices fell amid a rebound in the global equity markets and a rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment.  Meanwhile, short futures positions in zinc and aluminum resulted in further losses as prices reversed higher during February, March, and June on speculation that economic stimulus plans in the U.S. and China would help boost demand for base metals.  Smaller losses of approximately 0.7% were experienced within the global equity index sector, primarily during March and April, from short futures positions in U.S. and European equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil.  Additional losses were experienced during June from newly established long positions in European equity index futures as prices reversed lower on speculation that the recent rally in the global stock markets might have outpaced the prospects for corporate earnings growth.  A portion of the Partnership’s losses for the first six months of the year was offset by gains of approximately 0.4% experienced within the energy markets throughout the first quarter and April from short futures positions in natural gas as prices moved lower amid speculation that the ongoing global economic recession might continue to erode energy demand. Further gains were achieved primarily during May from long futures positions in gasoline as prices rose on optimism that a possible rebound in global economic growth might boost energy demand.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at June 30, 2010 and 2009.  At June 30, 2010 and 2009, the Partnership’s total capitalization was approximately $388 million and $476 million, respectively.

Primary Market	June 30, 2010	June 30, 2009
Risk Category	Value at Risk	Value at Risk

Interest Rate	(0.97)%	(0.25)%

Equity	(0.46)	(0.81)

Currency	(0.39)	(0.56)

Commodity	(0.94)	(0.94)

Aggregate Value at Risk	(1.55)%	(1.95)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.  The Aggregate Value at Risk listed above represents the VaR of the Partnership’s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.  Such change could positively or negatively materially impact market risk as measured by VaR.

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and July 1, 2008 through June 30, 2009, respectively.

June 30, 2010
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.97)%	(0.38)%	(0.74)%
Equity	(3.01)	(0.46)	(2.05)
Currency	(0.98)	(0.39)	(0.69)
Commodity	(2.38)	(0.94)	(1.80)
Aggregate Value at Risk	(5.33)%	(1.55)%	(3.76)%

June 30, 2009
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.71)%	(0.25)%	(0.44)%
Equity	(0.81)	(0.03)	(0.41)
Currency	(0.76)	(0.10)	(0.41)
Commodity	(1.69)	(0.27)	(0.80)
Aggregate Value at Risk	(1.95)%	(0.57)%	(1.31)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at June 30, 2010 and 2009, and for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and from July 1, 2008 through June 30, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of June 30, 2010, such amount was equal to approximately 93% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.  The second largest market exposure of the Partnership at June 30, 2010, was to the global interest rate sector.  Exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries’ interest rates.  The G-7 countries consist of France, the U.S., the United

Kingdom, Germany, Japan, Italy, and Canada.  However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia.  Demeter anticipates that the G-7 countries’ interest rates, as well as Australian interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership range from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity.  At June 30, 2010, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2010, the Partnership’s primary exposures were to the DAX (Germany), S&P 500 (U.S.), S&P 60 (Canada), NASDAQ 100 (U.S.), AEX (The Netherlands), NIKKEI 225 (Japan), OMX 30 (Sweden), H-Shares (Hong Kong), S&P/MIB (Italy), and Dow Industrials (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the European, Asian, and North American stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, potentially resulting in numerous small losses.

Currency.  At June 30, 2010, the Partnership had market exposure to the currency sector.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.  At June 30, 2010, the Partnership’s major exposures were to the euro, Australian dollar, British pound, Canadian dollar, Japanese yen,

New Zealand dollar, and Swiss franc currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Commodity.
Metals.  The largest market exposure of the Partnership at June 30, 2010, was to the metals sector.  The Partnership’s metals exposure was to fluctuations in the price of precious metals, such as gold, silver, platinum, and palladium, as well as base metals, such as copper, zinc, tin, aluminum, and nickel.  Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Soft Commodities and Agriculturals.  The third largest market exposure of the Partnership at June 30, 2010, was to the markets that comprise these sectors.  Most of the exposure was to the soybean meal, coffee, wheat, feeder cattle, rubber, corn, cotton, lean hogs, and cocoa markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy.  At June 30, 2010, the Partnership had market exposure to the energy sector.  The Partnership’s energy exposure was primarily to futures contracts in crude oil and its related products, as well as natural gas.  Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.  Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2010:

Foreign Currency Balances.  The Partnership’s primary foreign currency balances at June 30, 2010, were in euros, Australian dollars, Japanese yen, British pounds, Hong Kong dollars, Swiss francs, South African rand, Swedish kronor, Czech koruny, Canadian dollars, Hungarian forint, New Zealand dollars, Singapore dollars, and Norwegian kroner. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of June 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2010.

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

Morgan Stanley Smith Barney Spectrum Select L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

August 12, 2010	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.