Form 10-Q
period 2010-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2010-11-12
CIK 873799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 or

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
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

522 Fifth Avenue, 13th Floor, New York, NY 10036
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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2010 and 2009	4

	Condensed Schedules of Investments as of September 30, 2010 and December 31, 2009	5

	Notes to Financial Statements	6-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33-44

Item 4.	Controls and Procedures	44-45

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	46

Item 6.	Exhibits	46

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS	$	$

Trading Equity:
Unrestricted cash	348,824,231	422,998,843
Restricted cash	37,852,502	36,820,470

Total cash	386,676,733	459,819,313

Net unrealized gain on open contracts (MS&Co.)	18,407,877	6,347,652
Net unrealized gain on open contracts (MSIP)	115,478	5,667,649

Total net unrealized gain on open contracts	18,523,355	12,015,301

Total Trading Equity	405,200,088	471,834,614

Interest receivable (MSSB)	28,841	6,511

Total Assets	405,228,929	471,841,125

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	3,686,721	3,843,227
Accrued brokerage fees (MS&Co.)	1,957,051	2,423,620
Accrued management fees	752,643	929,231
Accrued incentive fee	347,332	—

Total Liabilities	6,743,747	7,196,078

Partners’ Capital

Limited Partners (11,106,784.896 and 12,116,838.706 Units, respectively)	394,442,424	459,902,047
General Partner (113,836.769 and 124,961.769, respectively)	4,042,758	4,743,000

Total Partners’ Capital	398,485,182	464,645,047

Total Liabilities and Partners’ Capital	405,228,929	471,841,125

NET ASSET VALUE PER UNIT	35.51	37.96

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2010	2009	2010	2009
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	111,361	113,773	270,724	378,889

EXPENSES
Brokerage fees (MS&Co.)	5,809,386	7,113,733	18,708,173	23,376,556
Management fees	2,239,379	2,716,461	7,212,787	8,919,313
Incentive fee	347,332	–	347,332	391,898

Total Expenses	8,396,097	9,830,194	26,268,292	32,687,767

NET INVESTMENT LOSS	(8,284,736)	(9,716,421)	(25,997,568)	(32,308,878)

TRADING RESULTS
Trading profit (loss):
Realized	12,037,792	14,806,393	(11,467,958)	2,985,744
Net change in unrealized	17,965,558	12,838,051	6,508,054	(7,936,673)
	30,003,350	27,644,444	(4,959,904)	(4,950,929)
Proceeds from Litigation Settlement	337,120	–	337,120	–

Total Trading Results	30,340,470	27,644,444	(4,622,784)	(4,950,929)

NET INCOME (LOSS)	22,055,734	17,928,023	(30,620,352)	(37,259,807)

NET INCOME (LOSS) ALLOCATION

Limited Partners	21,832,739	17,746,509	(30,308,330)	(36,887,890)
General Partner	222,995	181,514	(312,022)	(371,917)

NET INCOME (LOSS) PER UNIT *

Limited Partners	1.94	1.41	(2.45)	(2.78)
General Partner	1.94	1.41	(2.45)	(2.78)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	11,439,469.452	12,707,370.755	11,805,945.823	13,386,324.026

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2009	12,241,800.475	459,902,047	4,743,000	464,645,047

Net Loss	–	(30,308,330)	(312,022)	(30,620,352)

Redemptions	(1,021,178.810)	(35,151,293)	(388,220)	(35,539,513)

Partners’ Capital,
September 30, 2010	11,220,621.665	394,442,424	4,042,758	398,485,182

Partners’ Capital,
December 31, 2008	14,850,038.076	599,790,920	6,093,458	605,884,378

Net Loss	–	(36,887,890)	(371,917)	(37,259,807)

Redemptions	(2,327,732.294)	(89,163,931)	(818,859)	(89,982,790)

Partners’ Capital,
September 30, 2009	12,522,305.782	473,739,099	4,902,682	478,641,781

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Loss	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
September 30, 2010 Partnership Partners’ Capital: $398,485,182

Commodity	10,568,371	2.65	(718,505)	(0.18)	9,849,866
Equity	204,347	0.05	(109,912)	(0.03)	94,435
Foreign currency	7,990,776	2.01	(1,725,576)	(0.43)	6,265,200
Interest rate	3,047,481	0.76	(74,017)	(0.02)	2,973,464

Grand Total:	21,810,975	5.47	(2,628,010)	(0.66)	19,182,965

Unrealized Currency Loss				(0.17)	(659,610)

Total Net Unrealized Gain on Open Contracts					18,523,355

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2009 Partnership Partners’ Capital: $464,645,047

Commodity	10,326,975	2.22	(1,557,740)	(0.33)	8,769,235
Equity	3,424,570	0.74	15,569	–	3,440,139
Foreign currency	(1,335,800)	(0.29)	434,606	0.09	(901,194)
Interest rate	1,261,198	0.27	212,876	0.05	1,474,074

Grand Total:	13,676,943	2.94	(894,689)	(0.19)	12,782,254

Unrealized Currency Loss				(0.17)	(766,953)

Total Net Unrealized Gain on Open Contracts					12,015,301

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes, clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains/(Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2010	16,689,141	1,834,214	18,523,355	Dec. 2014	Dec. 2010
Dec. 31, 2009	12,929,342	(914,041)	12,015,301	Dec. 2011	Mar. 2010

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net  unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $403,365,874 and $472,748,655 at September 30, 2010 and December 31, 2009, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts and forward

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform.  With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

5. Derivatives and Hedging
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

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of September 30, 2010 and December 31, 2009, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2010:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for nine months (absolute quantity)
	$	$	$	$	$

Commodity	12,165,495	(1,597,124)	1,023,434	(1,741,939)	9,849,866	5,330
Equity	1,111,382	(907,035)	–	(109,912)	94,435	1,913
Foreign currency	8,293,142	(302,366)	869,670	(2,595,246)	6,265,200	7,754
Interest rate	3,160,481	(113,000)	28,464	(102,481)	2,973,464	8,604
Total	24,730,500	(2,919,525)	1,921,568	(4,549,578)	19,182,965

Unrealized currency loss					(659,610)
Total net unrealized gain on open contracts					18,523,355

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	13,176,127	(2,849,152)	344,940	(1,902,680)	8,769,235	5,839
Equity	3,532,600	(108,030)	15,569	–	3,440,139	2,450
Foreign currency	1,015,082	(2,350,882)	650,586	(215,980)	(901,194)	11,725
Interest rate	2,444,830	(1,183,632)	346,565	(133,689)	1,474,074	8,812
Total	20,168,639	(6,491,696)	1,357,660	(2,252,349)	12,782,254

Unrealized currency loss					(766,953)
Total net unrealized gain on open contracts					12,015,301

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2010 and 2009, respectively as required by the disclosures about Derivatives and Hedging.

The Effect of Trading Activities on the Statements of Operations for the Three and Nine Months Ended September 30, 2010 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Type of Instrument	$	$

Commodity	11,155,422	(19,614,728)
Equity	(1,198,363)	(23,910,360)
Foreign currency	7,407,672	3,102,048
Interest rate	10,818,047	35,355,792
Unrealized currency gain	1,820,572	107,344
Proceeds from Litigation Settlement	337,120	337,120
Total	30,340,470	(4,622,784)

Line Items on the Statements of Operations for the Three and Nine Months Ended September 30, 2010:
	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Trading Results	$	$

Realized	12,037,792	(11,467,958)
Net change in unrealized	17,965,558	6,508,054
Proceeds from Litigation Settlement	337,120	337,120
Total Trading Results	30,340,470	(4,622,784)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	16,689,141	–	n/a	16,689,141
Net unrealized gain on forward contracts	—	1,834,214	n/a	1,834,214

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	12,929,342	—	n/a	12,929,342
Net unrealized loss on forward contracts	—	(914,041)	n/a	(914,041)

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

 (d)  Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standards Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements which was effective immediately, and amends the

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of the subsequent event effective on or about December 1, 2010 is disclosed in the Subsequent Event section on page 21.

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

(g) Statement of Cash Flows
The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

9.  Subsequent Event

In 2009, Morgan Stanley and Citigroup Inc. combined certain assets of the Global Wealth Management Group of MS&Co., including Demeter, and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture, MSSBH.  Since their contribution to the joint venture, Demeter and Ceres Managed Futures LLC (“Ceres”), the commodity pool operator for various legacy Citigroup Inc. sponsored commodity pools, have worked closely together to align the operations and management of the commodity pools they oversee.

As a result, MSSBH, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of the limited partners and believes that this combination will achieve the intended benefits of the joint venture.  Ceres will continue to be wholly owned by MSSBH.  The targeted effective date of the combination is on or about December 1, 2010.  Refer to the 8-K filed on September 14, 2010, for additional information.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity.  The Partnership deposits its assets with MSSB as non-clearing commodity broker and MS&Co. and MSIP as clearing commodity brokers in separate futures, forward and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading.  The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2010 and 2009, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2010

The Partnership recorded total trading results including interest income totaling $30,451,831 and expenses totaling $8,396,097, resulting in net income of $22,055,734 for the three months ended September 30, 2010.  The Partnership’s net asset value per Unit increased from $33.57 at June 30, 2010, to $35.51 at September 30, 2010.

The most significant trading gains of approximately 2.8% were achieved within the global interest rate sector, primarily during July and August. In July, gains were experienced from long positions in U.S. fixed-income futures as prices moved higher after the U.S. Federal Reserve’s Beige Book indicated stalled or slower U.S. economic growth, thereby boosting demand for the relative “safety” of government debt. Prices continued to climb higher on speculation that the U.S. Federal Reserve might resume purchases of U.S. Treasuries if economic growth slows. Gains were achieved during August from long positions in European, U.S., and Australian fixed-income futures as prices climbed higher due to concern that European governments might struggle to repay their debt, while reports added to evidence that Chinese economic growth might be slowing. Prices continued to move higher after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese Gross Domestic Product fueled worries over the global economic recovery. Within the agricultural complex, gains of approximately 2.5% were recorded primarily during September from long futures positions in the soybean complex as prices rose amid concern that reduced rains in Brazil and Argentina might diminish crop yields. Elsewhere, long positions in cotton futures achieved gains as prices increased on signs that global demand might outpace limited supplies. Gains of approximately 1.9% were experienced within the currency markets, primarily during September, from long positions in the Australian dollar versus the U.S. dollar and Canadian dollar as the value of the

Australian dollar rose against these currencies amid speculation that the Reserve Bank of Australia might raise interest rates in October. Further gains were achieved from long positions in the Swiss franc, Singapore dollar, and South African rand versus the U.S. dollar as the value of the U.S. dollar fell against these currencies amid renewed optimism regarding the global economic recovery, which reduced demand for the U.S. dollar as a “safe haven” currency.  Within the metals sector, gains of approximately 0.8% were achieved primarily during September from long futures positions in silver and gold as prices rose amid increased demand for the precious metals as an alternative investment due to a drop in the value of the U.S. dollar. Additional gains were recorded from long futures positions in copper and nickel as prices moved higher after industrial output beat analyst estimates in China, the world’s biggest base metals user. A portion of the Partnership’s gains for the quarter was offset by losses of approximately 0.5% incurred in the energy markets, primarily during July and September. During July, losses were experienced from short futures positions in crude oil and its related products as prices rose after the U.S. Department of Energy estimated production might trail demand while Tropical Storm Bonnie headed for the Gulf of Mexico, thereby spurring concerns of a supply disruption. In September, losses were recorded from short futures positions in crude oil and its related products as prices rose after the aforementioned positive economic indicators from the U.S., Asia, and Europe restored confidence that the global economic recovery might stimulate energy demand. Furthermore, oil prices increased after a pipeline that carries Canadian crude oil to refineries in the U.S. Midwest was closed due to a leak. Within the global stock index sector, losses of approximately 0.4% were experienced primarily during August due to long positions in European and U.S. equity index futures as prices fell after the U.S. Federal Reserve said the pace of economic recovery was likely to be “more modest” than forecast and a report revealed U.S. productivity unexpectedly fell in the second quarter.

The Partnership recorded total trading results including interest income totaling $(4,352,060) and expenses totaling $26,268,292, resulting in a net loss of $30,620,352 for the nine months ended September 30, 2010.  The Partnership’s net asset value per Unit decreased from $37.96 at December 31, 2009, to $35.51 at September 30, 2010.

The most significant trading losses of approximately 5.5% were recorded in the global stock index sector, primarily during January, from long positions in European, U.S., and Pacific Rim equity index futures as prices moved lower amid disappointing U.S. corporate earnings reports and mounting concerns over sovereign debt defaults from a number of European countries. During May and June, further losses were incurred from long positions in European, U.S., and Japanese equity-index futures as prices moved lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe. Additional losses were incurred during September due to long positions in European and U.S. equity index futures as prices fell after the U.S. Federal Reserve said the pace of economic recovery was likely to be “more modest” than forecast and a report revealed U.S. productivity unexpectedly fell in the second quarter. Within the energy markets, losses of approximately 4.0% were incurred primarily during January from long futures positions in crude oil and its related products as prices declined amid speculation that China’s economic activity and energy demand might ease. Throughout May, long futures positions in crude oil and its related products resulted in additional losses as prices declined on continued worries that Europe’s debt troubles might slow down the global economic recovery and thereby weaken energy demand. Additional losses of approximately 0.9% were experienced in the metals complex, primarily during January, from long futures positions in copper, aluminum, and zinc as prices fell sharply on speculation that demand for base metals might wane after Chinese banks began to restrict lending. Additional losses were incurred during May from long futures positions in nickel, copper, and aluminum as prices were pressured lower on concern that demand for base metals might be slipping. In July, long positions in gold and silver futures resulted in losses as prices declined amid waning European debt concerns, which reduced demand for precious metals as a “safe haven.” A portion of the Partnership’s losses for the first nine months of the year was offset by gains of approximately 8.8% experienced within the global interest rate sector from long positions in European, U.S., and Japanese fixed-income futures. In this sector, prices increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments might struggle to repay their debt and Chinese economic growth might be slowing. Within the currency markets, gains of approximately 0.8% were achieved primarily during May and September. In May, gains were recorded from short positions in the euro, Swiss franc, and British pound versus the U.S. dollar as the value of these currencies moved lower against the U.S. currency after reports of political discord in Europe reignited worries about the stability of the region’s economy. During September, long positions in the Australian dollar versus the U.S. dollar and Canadian dollar resulted in gains as the value of the Australian dollar rose against these currencies amid speculation that the Reserve Bank of Australia might raise interest rates in October. Further gains were achieved from long positions in the Swiss franc, Singapore dollar, and South African rand versus the U.S. dollar as the value of the U.S. dollar fell against these currencies amid renewed optimism regarding the global economic recovery, which reduced demand for the U.S. dollar as a “safe haven” currency. Within the agricultural complex, gains of approximately 0.6% were experienced primarily during September due to long futures positions in the soybean complex as prices rose amid concern that reduced rains in Brazil and Argentina might diminish crop yields. Elsewhere, long positions in cotton futures achieved gains as prices increased on signs that global demand might outpace limited supplies.

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

Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at September 30, 2010 and 2009.  At September 30, 2010 and 2009, the Partnership’s total capitalization was approximately $398 million and $479 million, respectively.

Primary Market	September 30, 2010	September 30, 2009
Risk Category	Value at Risk	Value at Risk

Equity	(2.66)%	(2.48)%

Currency	(1.12)	(0.98)

Interest Rate	(0.70)	(0.86)

Commodity	(1.91)	(1.55)

Aggregate Value at Risk	(4.13)%	(3.73)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and October 1, 2008 through September 30, 2009, respectively.

September 30, 2010
Primary Market Risk Category	High	Low	Average
Equity	(3.01)%	(0.46)%	(2.09)%
Currency	(1.12)	(0.39)	(0.73)
Interest Rate	(0.97)	(0.38)	(0.70)
Commodity	(2.38)	(0.94)	(1.89)
Aggregate Value at Risk	(5.33)%	(1.55)%	(3.86)%

September 30, 2009
Primary Market Risk Category	High	Low	Average
Equity	(2.48)%	(0.03)%	(0.89)%
Currency	(0.98)	(0.10)	(0.47)
Interest Rate	(0.86)	(0.25)	(0.56)
Commodity	(1.55)	(0.27)	(0.77)
Aggregate Value at Risk	(3.73)%	(0.57)%	(1.76)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at September 30, 2010 and 2009, and for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and from October 1, 2008 through September 30, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of September 30, 2010, such amount was equal to approximately 87% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Equity.  The largest market exposure of the Partnership at September 30, 2010, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2010, the Partnership’s primary exposures were to the DAX (Germany), S&P 500 (U.S.), FTSE 100 (U.K.), Hang Seng (Hong Kong), NASDAQ 100 (U.S.), Euro Stox 50 (Europe), S&P 60 (Canada), CAC 40 (France), SPI 200 (Australia), Dow Industrials (U.S.), H-Shares (Hong Kong), Taiwan (Taiwan), IBEX 35 (Spain), AEX (The Netherlands), and OMX 30 (Sweden) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the European, North American, and Pacific Rim indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, potentially resulting in numerous small losses.

Currency.  At September 30, 2010, the Partnership had market exposure to the currency sector. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2010, the Partnership’s major exposures were to the Australian dollar, Japanese yen, British pound, euro, Canadian dollar, New Zealand dollar, and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Interest Rate.  At September 30, 2010, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries’ interest rates, as well as Australian interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy.  The second largest market exposure of the Partnership at September 30, 2010, was to the energy sector. The Partnership’s energy exposure was primarily to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals.  The third largest market exposure of the Partnership at September 30, 2010, was to the metals sector. The Partnership’s metals exposure was to fluctuations in the price of precious metals, such as gold, silver, platinum, and palladium, as well as base metals, such as copper, nickel, aluminum, zinc, and lead.  Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Soft Commodities and Agriculturals.  At September 30, 2010, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the soybean meal, cotton, soybean oil, sugar, soybeans, rubber, corn, coffee, live cattle, lean hogs, cocoa, wheat, and orange juice markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2010:

Foreign Currency Balances.  The Partnership’s primary foreign currency balances at September 30, 2010, were in euros, Australian dollars, British pounds, Japanese yen, Canadian dollars, South African rand, Swiss francs, Swedish kronor, New Zealand dollars, Czech korunas, Singapore dollars, Hungarian forint, Norwegian kroner, and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer

(Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act) as of September 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2010.

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

Morgan Stanley Smith Barney Spectrum Select L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

November 12, 2010	By:
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.