Form 10-Q
period 2011-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2011-05-13
CIK 873799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of March 31, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Quarters Ended March 31, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2011 and 2010	6

	Notes to Financial Statements	7-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26-34

Item 4.	Controls and Procedures	35

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	36

Item 6.	Exhibits	36

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS	$	$

Trading Equity:

Unrestricted cash	340,592,435	362,360,920
Restricted cash	39,632,196	39,088,853

Total cash	380,224,631	401,449,773

Net unrealized gain on open contracts (MS&Co.)	8,681,681	19,046,952
Net unrealized gain (loss) on open contracts (MSIP)	(1,560,916)	756,215

Total net unrealized gain on open contracts	7,120,765	19,803,167

Total Trading Equity	387,345,396	421,252,940

Interest receivable (MSSB)	20,696	26,871

Total Assets	387,366,092	421,279,811

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	4,000,042	7,999,594
Accrued brokerage fees (MS&Co.)	2,013,026	1,972,489
Accrued management fees	725,528	751,806
Accrued incentive fee	–	1,305,062

Total Liabilities	6,738,596	12,028,951

Partners’ Capital:

Limited Partners (10,335,909.115 and 10,646,418.942 Units, respectively)	376,678,865	404,921,242
General Partner (108,348.769 and 113,836.769 Units, respectively)	3,948,631	4,329,618

Total Partners’ Capital	380,627,496	409,250,860

Total Liabilities and Partners’ Capital	387,366,092	421,279,811

NET ASSET VALUE PER UNIT	36.44	38.03

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	5,516,547	1.45
Equity	621,114	0.16
Foreign currency	2,901,862	0.76
Interest rate	(550,018)	(0.14)

Total Futures and Forward Contracts Purchased	8,489,505	2.23

Futures and Forward Contracts Sold

Commodity	(1,001,477)	(0.26)
Equity	(760,200)	(0.20)
Foreign currency	139,508	0.04
Interest rate	1,152,969	0.30

Total Futures and Forward Contracts Sold	(469,200)	(0.12)

Unrealized Currency Loss	(899,540)	(0.24)

Net fair value	7,120,765	1.87

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2010

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	11,952,037	2.92
Equity	262,033	0.06
Foreign currency	5,866,583	1.43
Interest rate	604,598	0.15

Total Futures and Forward Contracts Purchased	18,685,251	4.56

Futures and Forward Contracts Sold

Commodity	(1,310,915)	(0.32)
Equity	234,676	0.05
Foreign currency	3,432,514	0.84
Interest rate	(502,535)	(0.12)

Total Futures and Forward Contracts Sold	1,853,740	0.45

Unrealized Currency Loss	(735,824)	(0.18)

Net fair value	19,803,167	4.83

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2011	2010
	$	$
INVESTMENT INCOME
Interest income (MSSB & MS&Co.)	92,500	49,164

EXPENSES
Brokerage fees (MS&Co.)	6,047,325	6,589,506
Management fees	2,218,654	2,539,685
Incentive fee	944,722	–

Total Expenses	9,210,701	9,129,191

NET INVESTMENT LOSS	(9,118,201)	(9,080,027)

TRADING RESULTS
Trading profit (loss):
Realized	4,959,877	(17,052,437)
Net change in unrealized	(12,682,402)	4,744,932

Total Trading Results	(7,722,525)	(12,307,505)

NET LOSS	(16,840,726)	(21,387,532)

NET LOSS ALLOCATION

Limited Partners	(16,659,722)	(21,168,343)
General Partner	(181,004)	(219,189)

NET LOSS PER UNIT*

Limited Partners	(1.59)	(1.74)
General Partner	(1.59)	(1.74)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	10,658,482.863	12,156,267.646

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2010	10,760,255.711	404,921,242	4,329,618	409,250,860

Net Loss	–	(16,659,722)	(181,004)	(16,840,726)

Redemptions	(315,997.827)	(11,582,655)	(199,983)	(11,782,638)

Partners’ Capital,
March 31, 2011	10,444,257.884	376,678,865	3,948,631	380,627,496

Partners’ Capital,
December 31, 2009	12,241,800.475	459,902,047	4,743,000	464,645,047

Net Loss	–	(21,168,343)	(219,189)	(21,387,532)

Redemptions	(292,230.093)	(10,312,398)	(95,262)	(10,407,660)

Partners’ Capital,
March 31, 2010	11,949,570.382	428,421,306	4,428,549	432,849,855

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Spectrum Select L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity brokers are Morgan Stanley & Co. Incorporated (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are Altis Partners (Jersey) Limited, EMC Capital Management, Inc., Graham Capital Management, L.P., Northfield Trading L.P., Rabar Market Research, Inc., and Sunrise Capital Management, Inc. (“Sunrise Capital”), (each individually,  a “Trading Advisor”, or collectively, the “Trading Advisors”).

Effective February 1, 2011, the monthly management fee payable by the Partnership to Sunrise Capital was reduced from 1/4 of 1% (a 3% annual rate) to 1/12 of 2% (a 2% annual rate).

Effective February 1, 2011, the monthly incentive fee paid by the Partnership to Sunrise Capital that equaled to 15% was increased to a monthly incentive fee rate equal to 20%.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
                   For the Quarters Ended March 31,

	2011	2010
Per Unit Operating Performance:
Net asset value, January 1:	$ 38.03	$ 37.96

Interest Income	0.01	– (3)
Expenses	(0.87)	(0.75)
Realized Gain (Loss) (1)	0.47	(1.38)
Unrealized Gain (Loss)	(1.20)	0.39
Net Loss	(1.59)	(1.74)

Net asset value, March 31:	$ 36.44	$ 36.22

Ratios to average net assets:
Net investment loss (2)	(8.7)%	(8.6)%
Expenses before incentive fees (2)	8.5%	8.6%
Expenses after incentive fees (2)	8.8%	8.6%
Net loss (2)	(16.6) %	(20.2)%
Total return before incentive fees	(3.9)%	(4.6)%
Total return after incentive fees	(4.2)%	(4.6)%

(1) Realized Gain (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
(2) Annualized (except for incentive fees, if applicable).
(3) Amounts less than $0.005 per Unit.

3. Related Party Transactions
The Partnership’s cash is on deposit with MSSB, MS&Co., and MSIP, in Futures Interests trading accounts to meet margin requirements as needed.  MSSB pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB retains any interest earned in excess of the interest paid by MSSB to the Partnership.  For purposes of such interest payments, net assets do not include

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

monies owed to the Partnership on Futures Interests.  The Partnership pays brokerage fees to MS&Co.  MSCG acts as the counterparty on all trading of options on foreign currency forward contracts.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gain and loss is reflected in the net change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as required by the Derivatives and Hedging as required by the Financial Accounting Standards board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	a) One or more “underlyings” and b) one or more “notional amounts” or payment provisions or both;
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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Mar. 31, 2011	6,661,615	459,150	7,120,765	Jun. 2015	Jun. 2011
Dec. 31, 2010	16,772,924	3,030,243	19,803,167	Mar. 2015	Mar. 2011

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis.  MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net  unrealized gains (losses) on all open exchange-

                                                                                                                               - 12 -

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $386,886,246 and $418,222,697 at March 31, 2011 and December 31, 2010, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform.  With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.
Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The following tables summarize the valuation of the Partnership’s investments as of March 31, 2011 and December 31, 2010, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of March 31, 2011:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the quarter absolute quantity)
	$	$	$	$	$

Commodity	7,755,668	(2,239,121)	23,599	(1,025,076)	4,515,070	5,378
Equity	742,777	(121,663)	—	(760,200)	(139,086)	2,124
Foreign currency	4,253,700	(1,351,838)	675,995	(536,487)	3,041,370	10,017
Interest rate	532,452	(1,082,470)	1,184,576	(31,607)	602,951	8,511
Total	13,284,597	(4,795,092)	1,884,170	(2,353,370)	8,020,305

Unrealized currency loss					(899,540)
Total net unrealized gain on open contracts					7,120,765

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	13,583,270	(1,631,233)	—	(1,310,915)	10,641,122	5,409
Equity	762,962	(500,929)	239,908	(5,232)	496,709	2,069
Foreign currency	6,060,140	(193,557)	3,957,095	(524,581)	9,299,097	7,961
Interest rate	662,741	(58,143)	330,713	(833,248)	102,063	7,714
Total	21,069,113	(2,383,862)	4,527,716	(2,673,976)	20,538,991

Unrealized currency loss					(735,824)
Total net unrealized gain on open contracts					19,803,167

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership for the quarters ended March 31, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2011 included in Total Trading Results:

Type of Instrument	$

Commodity	13,675,858
Equity	(6,231,267)
Foreign currency	(9,190,128)
Interest rate	(5,813,273)
Unrealized currency loss	(163,715)
Total	(7,722,525)

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2011:
Trading Results	$

Realized	4,959,877
Net change in unrealized	(12,682,402)
Total Trading Results	(7,722,525)

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2010 included in Total Trading Results:

Type of Instrument	$

Commodity	(7,884,316)
Equity	(5,649,809)
Foreign currency	(2,962,247)
Interest rate	4,443,683
Unrealized currency loss	(254,816)
Total	(12,307,505)

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2010:
Trading Results	$

Realized	(17,052,437)
Net change in unrealized	4,744,932
Total Trading Results	(12,307,505)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	13,615,896	–	n/a	13,615,896
Forwards	–	1,552,871	n/a	1,552,871

Total Assets	13,615,896	1,552,871	n/a	15,168,767

Liabilities
Futures	6,054,741	–	n/a	6,054,741
Forwards	–	1,093,721	n/a	1,093,721

Total Liabilities	6,054,741	1,093,721	n/a	7,148,462

Unrealized currency loss				(899,540)

* Net fair value	7,561,155	459,150	n/a	7,120,765

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	22,348,537	–	n/a	22,348,537
Forwards	–	3,248,292	n/a	3,248,292

Total Assets	22,348,537	3,248,292	n/a	25,596,829

Liabilities
Futures	4,839,789	–	n/a	4,839,789
Forwards	–	218,049	n/a	218,049

Total Liabilities	4,839,789	218,049	n/a	5,057,838

Unrealized currency loss				(735,824)

* Net fair value	17,508,748	3,030,243	n/a	19,803,167

* This amount comprises of the net unrealized gain on open contracts on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
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

The guidance issued by the FASB on income taxes, clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

10. Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three month periods ended March 31, 2011 and 2010, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 20 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” for open unrealized contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day. Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Quarter Ended March 31, 2011

The Partnership recorded total trading results including interest income totaling $(7,630,025) and expenses totaling $9,210,701, resulting in a net loss of $16,840,726 for the quarter ended March 31, 2011.  The Partnership’s net asset value per Unit decreased from $38.03 at December 31, 2010, to $36.44 at March 31, 2011.

The most significant trading losses were incurred within the currency markets, primarily during January, from long positions in the Japanese yen and Australian dollar versus the U.S. dollar as the value of U.S. dollar moved higher following the release of minutes from the U.S. Federal Reserve meeting that showed optimism for the U.S. economy. Additional losses were incurred from short positions in the British pound versus the Japanese yen as the value of the British pound moved higher relative to the Japanese yen amid speculation European officials may take additional measures to counter the sovereign debt crisis. Within the global stock index markets, losses were experienced primarily during March from long positions in European, U.S., and Pacific Rim equity index futures as prices reversed lower amid concern that heightened tensions in the Middle East, as well as the natural disaster and subsequent nuclear crisis in Japan, may threaten the global economic recovery. Within the global interest rate markets, losses were experienced primarily during February from long positions in U.S. fixed-income futures as prices fell on speculation the U.S. Federal Reserve may withdraw monetary stimulus as the U.S. economy shows signs of a sustained recovery. Within the metals markets, losses were experienced primarily during January from long positions in gold and silver futures as prices fell amid a strengthening U.S. dollar, which reduced the “safe-haven” appeal of precious metals. Additionally, losses were incurred within the metals markets during March from long positions in copper, nickel, and zinc futures as prices moved lower amid concern that rising energy costs associated with mounting unrest in the Middle East may slow the global economy. Within the agricultural markets, losses were incurred primarily during March from long positions in cocoa as prices fell to a 10-week low on signs that the political turmoil that hampered exports may be easing in the Ivory Coast, the world’s biggest producer of cocoa.

A portion of the Partnership’s losses for the quarter was offset by gains achieved within the energy markets, primarily during February, from long positions in RBOB (unleaded) gas, gas oil, and heating oil as prices rose after protests in Egypt and Libya turned violent, prompting fear of contagion to other Middle Eastern and North African nations and causing concern that crude oil supplies may be disrupted.

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

VaR typically does not represent the worst case outcome.   Ceres uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.  This generates a probability distribution of daily “simulated profit and loss” outcomes.  The VaR is the appropriate percentile of this distribution.  For example, the 99% one-day VaR would represent the 10th worst outcome from Ceres’ simulated profit and loss series.

The Partnership’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at March 31, 2011 and December 31, 2010.  At March 31, 2011 and December 31, 2010, the Partnership’s total capitalization was approximately $381 million and $409 million, respectively.

Primary Market	March 31, 2011	December 31, 2010
Risk Category	Value at Risk	Value at Risk

Currency	(1.56)%	(1.01)%

Interest Rate	(0.79)	(0.25)

Equity	(0.74)	(1.48)

Commodity	(2.79)	(3.93)

Aggregate Value at Risk	(4.79)%	(5.76)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2010 through March 31, 2011 and January 1, 2010 through December 31, 2010, respectively.

March 31, 2011
Primary Market Risk Category	High	Low	Average
Currency	(1.56)%	(0.39)%	(1.02)%
Interest Rate	(0.97)	(0.25)	(0.68)
Equity	(2.66)	(0.46)	(1.33)
Commodity	(3.93)	(0.94)	(2.39)
Aggregate Value at Risk	(5.76)%	(1.55)%	(4.06)%

December 31, 2010
Primary Market Risk Category	High	Low	Average
Currency	(1.12)%	(0.39)%	(0.81)%
Interest Rate	(0.97)	(0.25)	(0.67)
Equity	(3.01)	(0.46)	(1.90)
Commodity	(3.93)	(0.94)	(2.28)
Aggregate Value at Risk	(5.76)%	(1.55)%	(4.19)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at March 31, 2011 and December 31, 2010, and for the four quarter-end reporting periods from April 1, 2010 through March 31, 2011 and from January 1, 2010 through December 31, 2010, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of March 31, 2011, such amount was equal to approximately 89% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  Investors must be prepared to lose all or substantially all of their investment in the Partnership.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors and trading approaches through the selection of Commodity Trading Advisors and by daily monitoring their performance.  In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisors.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act) as of March 31, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2011.

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

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 6.	EXHIBITS

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Select L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 13, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.