Form 10-Q
period 2011-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2011-08-12
CIK 873799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 or

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

Yes ☒  No ☐

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of June 30, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2011 and 2010	6

	Notes to Financial Statements	7-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30-38

Item 4.	Controls and Procedures	38-39

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	40

Item 6.	Exhibits	40

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS	$	$

Trading Equity:

Unrestricted cash	317,134,739	362,360,920
Restricted cash	28,141,052	39,088,853

Total cash	345,275,791	401,449,773

Net unrealized gain on open contracts (MS&Co.)	778,208	19,046,952
Net unrealized gain (loss) on open contracts (MSIP)	(1,139,532)	756,215

Total net unrealized gain (loss) on open contracts	(361,324)	19,803,167

Total Trading Equity	344,914,467	421,252,940

Interest receivable (MSSB)	3,318	26,871

Total Assets	344,917,785	421,279,811

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	4,096,562	7,999,594
Accrued brokerage fees (MS&Co.)	1,790,495	1,972,489
Accrued management fees	648,878	751,806
Accrued incentive fee	–	1,305,062

Total Liabilities	6,535,935	12,028,951

Partners’ Capital:

Limited Partners (9,842,280.038 and 10,646,418.942 Units, respectively)	334,886,507	404,921,242
General Partner (102,727.769 and 113,836.769 Units, respectively)	3,495,343	4,329,618

Total Partners’ Capital	338,381,850	409,250,860

Total Liabilities and Partners’ Capital	344,917,785	421,279,811

NET ASSET VALUE PER UNIT	34.03	38.03

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(1,698,537)	(0.50)
Equity	1,214,685	0.36
Foreign currency	907,433	0.27
Interest rate	379,193	0.11

Total Futures and Forward Contracts Purchased	802,774	0.24

Futures and Forward Contracts Sold

Commodity	224,630	0.07
Equity	(566,744)	(0.17)
Foreign currency	181,302	0.05
Interest rate	43,533	0.01

Total Futures and Forward Contracts Sold	(117,279)	(0.04)

Unrealized Currency Loss	(1,046,819)	(0.31)

Net fair value	(361,324)	(0.11)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	17,330	110,199	109,830	159,363

EXPENSES
Brokerage fees (MS&Co.)	5,689,893	6,309,281	11,737,218	12,898,787
Management fees	2,058,895	2,433,723	4,277,549	4,973,408
Incentive fees	1,089,436	–	2,034,158	–

Total Expenses	8,838,224	8,743,004	18,048,925	17,872,195

NET INVESTMENT LOSS	(8,820,894)	(8,632,805)	(17,939,095)	(17,712,832)

TRADING RESULTS
Trading profit (loss):
Realized	(8,012,979)	(6,453,313)	(3,053,102)	(23,505,750)
Net change in unrealized	(7,482,089)	(16,202,436)	(20,164,491)	(11,457,504)

Total Trading Results	(15,495,068)	(22,655,749)	(23,217,593)	(34,963,254)

NET LOSS	(24,315,962)	(31,288,554)	(41,156,688)	(52,676,086)

NET LOSS ALLOCATION

Limited Partners	(24,062,669)	(30,972,726)	(40,722,391)	(52,141,069)
General Partner	(253,293)	(315,828)	(434,297)	(535,017)

NET LOSS PER UNIT *

Limited Partners	(2.41)	(2.65)	(4.00)	(4.39)
General Partner	(2.41)	(2.65)	(4.00)	(4.39)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	10,280,190.455	11,829,977.274	10,468,291.652	11,992,221.105

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2010	10,760,255.711	404,921,242	4,329,618	409,250,860

Net Loss	–	(40,722,391)	(434,297)	(41,156,688)

Redemptions	(815,247.904)	(29,312,344)	(399,978)	(29,712,322)

Partners’ Capital,
June 30, 2011	9,945,007.807	334,886,507	3,495,343	338,381,850

Partners’ Capital,
December 31, 2009	12,241,800.475	459,902,047	4,743,000	464,645,047

Net Loss	–	(52,141,069)	(535,017)	(52,676,086)

Redemptions	(689,867.698)	(23,808,181)	(308,698)	(24,116,879)

Partners’ Capital,
June 30, 2010	11,551,932.777	383,952,797	3,899,285	387,852,082

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity brokers are Morgan Stanley & Co. Incorporated (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are Altis Partners (Jersey) Limited, EMC Capital Management, Inc. (“EMC”), Graham Capital Management, L.P., Northfield Trading L.P. (“Northfield”), Rabar Market Research, Inc. (“Rabar”), and Sunrise Capital Management, Inc., (each individually,  a “Trading Advisor”, or collectively, the “Trading Advisors”).

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
         Changes in the net asset value per Unit for the three and six months ended June 30, 2011 and 2010 were as follows:
                                                                     For the Three                                                                  For the Six
                                                               Months Ended June 30,                                             Months Ended June 30,

	2011	2010	2011	2010
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 36.44	$ 36.22	$ 38.03	$ 37.96

Interest Income	– (3)	0.01	0.01	0.01
Expenses	(0.87)	(0.74)	(1.74)	(1.50)
Realized Loss (1)	(0.81)	(0.54)	(0.33)	(1.94)
Unrealized Loss	(0.73)	(1.38)	(1.94)	(0.96)
Net Loss	(2.41)	(2.65)	(4.00)	(4.39)

Net asset value, June 30:	$ 34.03	$ 33.57	$ 34.03	$ 33.57

Ratios to average net assets:
Net Investment Loss (2)	(8.8)%	(8.5)%	(9.0)%	(8.6)%
Expenses before Incentive Fees (2)	8.5%	8.6%	8.5%	8.6%
Expenses after Incentive Fees (2)	8.8%	8.6%	9.0%	8.6%
Net Loss (2)	(25.8)%	(30.9)%	(21.3)%	(25.5)%
Total return before incentive fees	(6.3)%	(7.3)%	(10.0)%	(11.6)%
Total return after incentive fees	(6.6)%	(7.3)%	(10.5)%	(11.6)%

(1) Realized Loss is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2) Annualized (except for incentive fees, if applicable).
(3) Amounts less than $0.005 per Unit.

3. Related Party Transactions
The Partnership’s cash is on deposit with MSSB, MS&Co., and MSIP, in Futures Interests trading accounts to meet margin requirements as needed.  MSSB pays the Partnership at each month end interest income on 80%

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as described in Note 5.  Derivatives and Hedging as required by the Financial Accounting Standards board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	a) One or more “underlyings” and b) one or more “notional amounts” or payment provisions or both;
2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3)	Terms that require or permit net settlement.

                 Generally, derivatives include futures, forwards, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

                 The net unrealized gains (loss) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Loss) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off- Exchange-Traded
	$	$	$
Jun. 30, 2011	(272,071)	(89,253)	(361,324)	Jun. 2013	Sep. 2011
Dec. 31, 2010	16,772,924	3,030,243	19,803,167	Mar. 2015	Mar. 2011

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net  unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $345,003,720 and $418,222,697 at June 30, 2011 and December 31, 2010,
                respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform.  With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the
               Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2011 and December 31, 2010, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2011:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the six months (absolute quantity)
	$	$	$	$	$

Commodity	1,271,673	(2,970,210)	905,796	(681,166)	(1,473,907)	4,311
Equity	1,280,680	(65,995)	—	(566,744)	647,941	1,990
Foreign currency	1,711,995	(804,562)	589,936	(408,634)	1,088,735	9,274
Interest rate	1,567,317	(1,188,124)	44,910	(1,377)	422,726	8,295
Total	5,831,665	(5,028,891)	1,540,642	(1,657,921)	685,495

Unrealized currency loss					(1,046,819)
Total net unrealized loss on open contracts					(361,324)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	13,583,270	(1,631,233)	—	(1,310,915)	10,641,122	5,409
Equity	762,962	(500,929)	239,908	(5,232)	496,709	2,069
Foreign currency	6,060,140	(193,557)	3,957,095	(524,581)	9,299,097	7,961
Interest rate	662,741	(58,143)	330,713	(833,248)	102,063	7,714
Total	21,069,113	(2,383,862)	4,527,716	(2,673,976)	20,538,991

Unrealized currency loss					(735,824)
Total net unrealized gain on open contracts					19,803,167

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Type of Instrument	$	$

Commodity	(18,360,323)	(4,684,465)
Equity	(11,098,993)	(17,330,260)
Foreign currency	8,155,318	(1,034,810)
Interest rate	5,956,209	142,936
Unrealized currency loss	(147,279)	(310,994)
Total	(15,495,068)	(23,217,593)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011:
	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Trading Results	$	$

Realized	(8,012,979)	(3,053,102)
Net change in unrealized	(7,482,089)	(20,164,491)
Total Trading Results	(15,495,068)	(23,217,593)

                  The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010 included in Total Trading Results:

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010:
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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	6,493,072	–	n/a	6,493,072
Forwards	–	879,235	n/a	879,235

Total Assets	6,493,072	879,235	n/a	7,372,307

Liabilities
Futures	5,718,324	–	n/a	5,718,324
Forwards	–	968,488	n/a	968,488

Total Liabilities	5,718,324	968,488	n/a	6,686,812

Unrealized currency loss				(1,046,819)

* Net fair value	774,748	(89,253)	n/a	(361,324)

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	22,348,537	–	n/a	22,348,537
Forwards	–	3,248,292	n/a	3,248,292

Total Assets	22,348,537	3,248,292	n/a	25,596,829

Liabilities
Futures	4,839,789	–	n/a	4,839,789
Forwards	–	218,049	n/a	218,049

Total Liabilities	4,839,789	218,049	n/a	5,057,838

Unrealized currency loss				(735,824)

* Net fair value	17,508,748	3,030,243	n/a	19,803,167

* This amount comprises the “Total net unrealized gain (loss) on open contracts” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                7.  Other Pronouncements

In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”).” The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities.  This new guidance is not expected to have a material impact on the Partnership’s financial statements.

               8.  Restricted and Unrestricted Cash

As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on only offset LME positions.  All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9. Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes, clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10. Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than these disclosed below.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

                 Effective July 1, 2011, the monthly management fee rate payable to EMC was reduced from a monthly management fee rate equal to 5/24 of 1.00% (a 2.50% annual rate) to a monthly management fee rate equal to 1/12 of 2.00% (a 2.00% annual rate) and the monthly incentive fee rate payable to EMC was increased from a monthly incentive fee rate equal to 17.5% to a monthly incentive fee rate equal to 20%.

                Effective July 1, 2011, the monthly management fee rate payable to Northfield was reduced from a monthly management fee rate equal to 1/12 of 3.00% (a 3.00% annual rate) to a monthly management fee rate equal to 1/12 of 2.00% (a 2.00% annual rate) and the monthly incentive fee rate payable to Northfield was increased from a monthly incentive fee rate equal to 15% of a monthly incentive fee rate equal to 20%.

               Effective July 1, 2011, the monthly management fee rate payable to Rabar was reduced from a monthly management fee rate equal to 5/24 of 1.00% (a 2.50% annual rate) to a monthly management fee rate equal to 1/12% of 2.00% (a 2.00% annual rate) and the monthly incentive fee rate was increased from 17.5% to a monthly incentive fee rate equal to 20%.

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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended June 30, 2011 and 2010, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 21 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” for open unrealized contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day. Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Six Months Ended June 30, 2011
The Partnership recorded total trading results including interest income totaling $(15,477,738) and expenses totaling $8,838,224, resulting in a net loss of $24,315,962 for the three months ended June 30, 2011.  The Partnership’s net asst value per Unit decreased from $36.44 at March 31, 2011, to $34.03 at June 30, 2011.

The most significant trading losses were incurred within the global stock index markets, primarily during May, from long positions in European and U.S. equity index futures as prices moved lower on concerns the global economic recovery is faltering. Additional losses were incurred in this sector during June from long positions in European, U.S., and Pacific Rim equity index futures as prices continued to move lower. Within the agricultural markets, losses were incurred primarily during April from long positions in cotton futures as prices declined to a three-month low on concern that demand may slow from China, the world’s biggest buyer of the fiber. Within the energy markets, losses were experienced from short positions in natural gas futures as prices rose on forecasts of above-average temperatures in the U.S., boosting demand for the fuel. Within the metals markets, losses were incurred from long futures positions in base metals, primarily aluminum, as prices fell after China restricted bank lending, spurring speculation anti-inflation policies may slow growth in the world’s second-biggest economy and biggest purchaser of base metals. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the currency markets, primarily during April, from long futures positions in the Swiss franc, Australian dollar, and Brazilian real versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. Within the global interest rate markets, gains were achieved primarily during May from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose.

The Partnership recorded total trading results including interest income totaling $(23,107,763) and expenses totaling $18,048,925, resulting in a net loss of $41,156,688 for the six months ended June 30, 2011.  The Partnership’s net asset value per Unit decreased from $38.03 at December 31, 2010 to $34.03 at June 30, 2011.

The most significant trading losses were incurred in the global stock index markets, primarily during March, from long positions in European, U.S., and Pacific Rim equity index futures as prices reversed lower amid concern that heightened tensions in the Middle East, as well as the natural disaster and subsequent nuclear crisis in Japan, would possibly threaten the global economic recovery. Additional losses were incurred from long positions in this sector during May and June. Within the agricultural markets, losses were incurred primarily during March from long positions in cocoa as prices fell on signs that the political turmoil that hampered exports may be easing in the Ivory Coast, the world’s biggest producer of cocoa. Within the metals markets, losses were incurred from long positions in base metals, primarily aluminum, as prices fell after China restricted bank lending, spurring speculation anti-inflation policies may slow growth in the world’s second-biggest economy and biggest purchaser of base metals. Within the currency markets, losses were incurred from short positions in the British pound and euro versus the Australian dollar and Japanese yen as the value of the pound and euro rose on speculation European officials should take additional measures to counter the sovereign debt crisis. Additional losses were incurred primarily during May from long positions in the euro and British pound versus the U.S. dollar as the value of these currencies moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating. Within the global interest rate markets, losses were incurred primarily in February from long positions in U.S. fixed-income futures as prices fell on speculation the U.S. Federal Reserve may withdraw monetary stimulus as the U.S. economy shows signs of a sustained recovery. A portion of the Partnership’s losses for the first half of the year was offset by gains achieved within the energy markets, primarily during

February, from long positions in RBOB (unleaded) gas, gas oil, and heating oil as prices rose after protests in Egypt and Libya turned violent, causing concern that crude oil supplies may be disrupted.

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

The most significant trading losses of approximately 5.1% were recorded in the global stock index sector, primarily during January, from long positions in European, U.S., and Pacific Rim equity index futures as prices moved lower amid disappointing U.S. corporate earnings reports and mounting concerns over sovereign debt defaults from a number of European countries. During May and June, further losses were incurred from long positions in European, U.S., and Japanese equity-index futures as prices moved lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe. Within the energy markets, losses of approximately 3.5% were incurred primarily during January from long futures positions in crude oil and its related products as prices declined on reports of increased U.S. inventories, as well as amid speculation that China’s economic activity and energy demand may ease. Throughout May, long futures positions in crude oil and its related products resulted in additional losses as prices declined on continued worries that Europe’s debt troubles might slow down the global economic recovery and thereby weaken energy demand. Additional losses of approximately 1.9% were experienced in the agricultural complex, primarily during January, from long futures positions in the soybean complex as prices fell after rains improved crop yields in Brazil and Argentina, two of the world’s biggest growers and exporters of soybeans. Further losses were experienced within the agricultural complex in May from long positions in cotton futures as prices dropped after a U.S. Department of Agriculture report revealed a decline in sales. Within the metals complex, losses of approximately 1.6% were experienced primarily during January from long futures positions in copper, aluminum, and zinc as prices fell sharply on speculation that demand for base metals may wane after Chinese banks begin to restrict lending. Additional losses were incurred during May from long futures positions in nickel, copper, and aluminum as prices were pressured lower on concern that demand for base metals might be slipping. Smaller losses of approximately 1.0% were experienced within the currency markets, primarily during January and June. In January, short positions in the U.S. dollar versus the Swiss franc, British pound, and Canadian dollar resulted in losses as the value of the U.S. dollar moved higher relative to these currencies after a drop in the global equity markets diminished demand for higher-yielding currency assets, thereby causing the U.S. dollar to benefit as a “safe haven” currency. During June, short positions in the Swiss franc versus the U.S. dollar resulted in losses as the value of the Swiss franc climbed higher against the U.S. dollar after a report revealed industrial production in the Euro-Zone was up

9.5% in April from a year ago. A portion of the Partnership’s losses for the first six months of the year was offset by gains of approximately 5.8% experienced within the global interest rate sector throughout a majority of the first half of the year from long positions in European, U.S., and Japanese fixed-income futures.  In January and February, prices increased on speculation that the European Union may be reluctant to help Greece, Portugal, and Spain bolster their finances, reigniting concerns of a major sovereign debt default and thereby boosting demand for the relative “safety” of government bonds. Prices were pressured higher throughout the second quarter after credit-rating downgrades of Greece and Portugal spurred concern the European debt crisis might derail the global economic recovery and after the European Central Bank left interest rates at a record low.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at June 30, 2011 and December 31, 2010.  At June 30, 2011 and December 31, 2010, the Partnership’s total capitalization was approximately $338 million and $409 million, respectively.

Primary Market	June 30, 2011	December 31, 2010
Risk Category	Value at Risk	Value at Risk

Currency	(1.25)%	(1.01)%

Equity	(0.80)	(1.48)

Interest Rate	(0.69)	(0.25)

Commodity	(0.50)	(3.93)

Aggregate Value at Risk	(1.85)%	(5.76)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1,  2010 through June 30, 2011 and January 1, 2010 through December 31, 2010, respectively.

June 30, 2011
Primary Market Risk Category	High	Low	Average
Currency	(1.56)%	(1.01)%	(1.24)%
Equity	(2.66)	(0.74)	(1.42)
Interest Rate	(0.79)	(0.25)	(0.61)
Commodity	(3.93)	(0.50)	(2.28)
Aggregate Value at Risk	(5.76)%	(1.85)%	(4.13)%

December 31, 2010
Primary Market Risk Category	High	Low	Average
Currency	(1.12)%	(0.39)%	(0.81)%
Equity	(3.01)	(0.46)	(1.90)
Interest Rate	(0.97)	(0.25)	(0.67)
Commodity	(3.93)	(0.94)	(2.28)
Aggregate Value at Risk	(5.76)%	(1.55)%	(4.19)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at June 30, 2011 and December 31, 2010, and for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and from January 1, 2010 through December 31, 2010, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of June 30, 2011, such amount was equal to approximately 93% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors and trading approaches through the selection of the Trading Advisors and by daily monitoring their performance.  In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisors.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no significant changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

Item 6.	EXHIBITS

10.01(b)	Amendment No. 2 to Amended and Restated Management Agreement among the Partnership, the General Partner, and Rabar Market Research, Inc., dated as of May 9, 2011, is filed herewith.

10.02(b)	Amendment No. 2 to Amended and Restated Management Agreement among the Partnership, the General Partner, and EMC Capital Management, Inc., dated as of May 9, 2011, is filed herewith.

10.16(a)	Amendment No. 1 to Amended and Restated Management Agreement among the Partnership, the General Partner, and Northfield Trading L.P., dated as of May 9, 2011, is filed herewith.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Select L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 12, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.