Form 10-Q
period 2011-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2011-11-10
CIK 873799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of September 30, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2011 and 2010	6

	Notes to Financial Statements	7-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-41

Item 4.	Controls and Procedures	41-42

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	43

Item 6.	Exhibits	43-44

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS	$	$

Trading Equity:

Unrestricted cash	299,177,457	362,360,920
Restricted cash	21,342,474	39,088,853

Total cash	320,519,931	401,449,773

Net unrealized gain on open contracts (MS&Co.)	8,020,207	19,046,952
Net unrealized gain on open contracts (MSIP)	3,179,181	756,215

Total net unrealized gain on open contracts	11,199,388	19,803,167

Total Trading Equity	331,719,319	421,252,940

Interest receivable (MSSB)	223	26,871

Total Assets	331,719,542	421,279,811

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	3,162,498	7,999,594
Accrued brokerage fees (MS&Co.)	1,689,387	1,972,489
Accrued management fees	520,535	751,806
Accrued incentive fee	–	1,305,062

Total Liabilities	5,372,420	12,028,951

Partners’ Capital:

Limited Partners (9,556,760.210 and 10,646,418.942 Units, respectively)	322,876,450	404,921,242
General Partner (102,727.769 and 113,836.769 Units, respectively)	3,470,672	4,329,618

Total Partners’ Capital	326,347,122	409,250,860

Total Liabilities and Partners’ Capital	331,719,542	421,279,811

NET ASSET VALUE PER UNIT	33.79	38.03

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(1,176,813)	(0.36)
Equity	(485,548)	(0.15)
Foreign currency	(724,706)	(0.22)
Interest rate	1,928,008	0.59

Total Futures and Forward Contracts Purchased	(459,059)	(0.14)

Futures and Forward Contracts Sold

Commodity	10,287,465	3.15
Equity	349,514	0.11
Foreign currency	2,422,519	0.74
Interest rate	56,393	0.02

Total Futures and Forward Contracts Sold	13,115,891	4.02

Unrealized Currency Loss	(1,457,444)	(0.45)

Net fair value	11,199,388	3.43

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2011	2010	2011	2010
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	11,877	111,361	121,707	270,724

EXPENSES
Brokerage fees (MS&Co.)	5,110,211	5,809,386	16,847,429	18,708,173
Management fees	1,576,606	2,239,379	5,854,155	7,212,787
Incentive fees	–	347,332	2,034,158	347,332

Total Expenses	6,686,817	8,396,097	24,735,742	26,268,292

NET INVESTMENT LOSS	(6,674,940)	(8,284,736)	(24,614,035)	(25,997,568)

TRADING RESULTS
Trading profit (loss):
Realized	(7,054,552)	12,037,792	(10,107,654)	(11,467,958)
Net change in unrealized	11,560,712	17,965,558	(8,603,779)	6,508,054
	4,506,160	30,003,350	(18,711,433)	(4,959,904)
Proceeds from Litigation Settlement	–	337,120	–	337,120

Total Trading Results	4,506,160	30,340,470	(18,711,433)	(4,622,784)

NET INCOME (LOSS)	(2,168,780)	22,055,734	(43,325,468)	(30,620,352)

NET INCOME (LOSS) ALLOCATION

Limited Partners	(2,144,109)	21,832,739	(42,866,500)	(30,308,330)
General Partner	(24,671)	222,995	(458,968)	(312,022)

NET INCOME (LOSS) PER UNIT *

Limited Partners	(0.24)	1.94	(4.24)	(2.45)
General Partner	(0.24)	1.94	(4.24)	(2.45)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	9,846,022.123	11,439,469.452	10,258,589.100	11,805,945.823

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2010	10,760,255.711	404,921,242	4,329,618	409,250,860

Net Loss	–	(42,866,500)	(458,968)	(43,325,468)

Redemptions	(1,100,767.732)	(39,178,292)	(399,978)	(39,578,270)

Partners’ Capital,
September 30, 2011	9,659,487.979	322,876,450	3,470,672	326,347,122

Partners’ Capital,
December 31, 2009	12,241,800.475	459,902,047	4,743,000	464,645,047

Net Loss	–	(30,308,330)	(312,022)	(30,620,352)

Redemptions	(1,021,178.810)	(35,151,293)	(388,220)	(35,539,513)

Partners’ Capital,
September 30, 2010	11,220,621.665	394,442,424	4,042,758	398,485,182

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) (formerly, Morgan Stanley & Co. Incorporated) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are Altis Partners (Jersey) Limited, EMC Capital Management, Inc. (“EMC”), Graham Capital Management, L.P., Northfield Trading L.P. (“Northfield”), Rabar Market Research, Inc. (“Rabar”), and Sunrise Capital Management, Inc., (each individually,  a “Trading Advisor”, or collectively, the “Trading Advisors”).

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
         Changes in the net asset value per Unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

                                                                                       For the Three Months                                                    For the Nine Months
                                                                                     Ended September 30,                                                         Ended September 30,

	2011	2010	2011	2010
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 34.03	$ 33.57	$ 38.03	$ 37.96

Interest Income	– (3)	0.01	0.01	0.02
Expenses	(0.68)	(0.74)	(2.42)	(2.24)
Realized/Unrealized Gain (Loss)(1)	0.44	2.67	(1.83)	(0.23)
Net Gain (Loss)	(0.24)	1.94	(4.24)	(2.45)

Net asset value, September 30:	$ 33.79	$ 35.51	$ 33.79	$ 35.51

Ratios to average net assets:
Net Investment Loss (2)	(7.9)%	(8.1)%	(8.8)%	(8.5)%
Expenses before Incentive Fees (2)	7.9%	8.2%	8.3%	8.5%
Expenses after Incentive Fees (2)	7.9%	8.3%	8.9%	8.6%
Net Gain (Loss) (2)	(2.6)%	22.7%	(15.7)%	(10.0)%
Total return before incentive fees	(0.7)%	5.9%	(10.6)%	(6.4)%
Total return after incentive fees	(0.7)%	5.8%	(11.1)%	(6.5)%

(1) Realized/Unrealized Gain (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                 The net unrealized gains on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off- Exchange-Traded
	$	$	$
Sep. 30, 2011	10,445,574	753,814	11,199,388	Dec. 2015	Dec. 2011
Dec. 31, 2010	16,772,924	3,030,243	19,803,167	Mar. 2015	Mar. 2011

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis.  MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission   (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net  unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $330,965,505 and $418,222,697 at September 30, 2011 and December 31, 2010, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform.  With respect to those off-exchange-traded forward currency options contracts, the Partnership is at

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. Derivatives and Hedging
The Partnership’s objective is to profit from speculative trading in Futures Interests.  Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy.  As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures.  In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention. The following tables summarize the valuation of the Partnership’s investments as of September 30, 2011 and December 31, 2010, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2011:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$

Commodity	447,086	(1,623,899)	10,599,317	(311,852)	9,110,652	4,134
Equity	4,300	(489,848)	553,866	(204,352)	(136,034)	1,601
Foreign currency	132,340	(857,046)	3,748,287	(1,325,768)	1,697,813	8,377
Interest rate	2,484,860	(556,852)	58,249	(1,856)	1,984,401	7,495
Total	3,068,586	(3,527,645)	14,959,719	(1,843,828)	12,656,832

Unrealized currency loss					(1,457,444)
Total net unrealized gain on open contracts					11,199,388

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	13,583,270	(1,631,233)	—	(1,310,915)	10,641,122	5,409
Equity	762,962	(500,929)	239,908	(5,232)	496,709	2,069
Foreign currency	6,060,140	(193,557)	3,957,095	(524,581)	9,299,097	7,961
Interest rate	662,741	(58,143)	330,713	(833,248)	102,063	7,714
Total	21,069,113	(2,383,862)	4,527,716	(2,673,976)	20,538,991

Unrealized currency loss					(735,824)
Total net unrealized gain on open contracts					19,803,167

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Type of Instrument	$	$

Commodity	(4,803,775)	(9,488,240)
Equity	(5,063,523)	(22,393,783)
Foreign currency	(5,517,929)	(6,552,739)
Interest rate	20,302,012	20,444,948
Unrealized currency loss	(410,625)	(721,619)
Total	4,506,160	(18,711,433)

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011:
	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Trading Results	$	$

Realized	(7,054,552)	(10,107,654)
Net change in unrealized	11,560,712	(8,603,779)
Total Trading Results	4,506,160	(18,711,433)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2010 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Type of Instrument	$

Commodity	11,155,422	(19,614,728)
Equity	(1,198,363)	(23,910,360)
Foreign currency	7,407,672	3,102,048
Interest rate	10,818,047	35,355,792
Unrealized currency gain	1,820,572	107,344
Proceeds from Litigation Settlement	337,120	337,120
Total	30,340,470	(4,622,784)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2010:
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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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
September 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	16,135,147	–	n/a	16,135,147
Forwards	–	1,893,158	n/a	1,893,158

Total Assets	16,135,147	1,893,158	n/a	18,028,305

Liabilities
Futures	4,232,129	–	n/a	4,232,129
Forwards	–	1,139,344	n/a	1,139,344

Total Liabilities	4,232,129	1,139,344	n/a	5,371,473

Unrealized currency loss				(1,457,444)

*Net fair value	11,903,018	753,814	n/a	11,199,388

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	22,348,537	–	n/a	22,348,537
Forwards	–	3,248,292	n/a	3,248,292

Total Assets	22,348,537	3,248,292	n/a	25,596,829

Liabilities
Futures	4,839,789	–	n/a	4,839,789
Forwards	–	218,049	n/a	218,049

Total Liabilities	4,839,789	218,049	n/a	5,057,838

Unrealized currency loss				(735,824)

*Net fair value	17,508,748	3,030,243	n/a	19,803,167

* This amount comprises the “Total net unrealized gain on open contracts” on the Statements of Financial Condition.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The guidance issued by the FASB on income taxes, clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

recognition in the financial statements as of September 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2011 and 2010, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2011
The Partnership recorded total trading results including interest income totaling $4,518,037 and expenses totaling $6,686,817, resulting in a net loss of $2,168,780 for the three months ended September 30, 2011.  The Partnership’s net asst value per Unit decreased from $34.03 at June 30, 2011, to $33.79 at September 30, 2011.

The most significant trading losses were incurred within the agricultural complex, primarily during September, from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains for use as food, livestock feed, and crop-based fuel. Additionally, prices of corn futures continued to decline after a U.S. government report revealed bigger-than-expected U.S. inventories. Within the currency sector, losses were incurred primarily in August due to long positions in the Australian dollar, New Zealand dollar, Japanese yen, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen and amid concerns related to the European debt crisis. The values of these currencies, excluding the Japanese yen, were also weighed down by a decline in oil and base metals prices. Within the global stock index sector, losses were incurred primarily during July and August due to long positions in Pacific Rim and U.S. equity index futures as prices fell amid concern about the European sovereign debt crisis and the U.S. debt ceiling debate. Within the energy markets, losses were incurred primarily during August from long futures positions in crude oil and its related products at the beginning of the month as prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the global interest rate sector, primarily in August, due to long positions in U.S. and European fixed income futures as prices rose on increased demand for the relative “safety” of government bonds due to concern about a faltering global economic recovery. Within the metals markets, gains were achieved primarily in July from long positions in gold futures as investors sought protection against the possibility of a U.S. debt default, thus pushing gold prices to a record high at the end of the month.

The Partnership recorded total trading results including interest income totaling $(18,589,726) and expenses totaling $24,735,742, resulting in a net loss of $43,325,468 for the nine months ended September 30, 2011.  The Partnership’s net asset value per Unit decreased from $38.03 on December 31, 2010 to $33.79 at September 30, 2011.

The most significant trading losses were incurred in the global stock index sector, primarily during March, from long positions in European, U.S., and Pacific Rim equity index futures as prices reversed lower amid concern that heightened tensions in the Middle East, as well as the natural disaster and subsequent nuclear crisis in Japan, would possibly threaten the global economic recovery. Additional losses were incurred from long positions in this sector during May and June. Within the agricultural markets, losses were incurred primarily during March from long positions in cocoa as prices fell on signs that the political turmoil that hampered exports may be easing in the Ivory Coast, the world’s biggest producer of cocoa. Additional losses were incurred in this sector during September from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Within the currency sector, losses were incurred from short positions in the British pound and euro versus the Australian dollar and Japanese yen as the value of the pound and euro rose on speculation European officials should take additional measures to counter the sovereign debt crisis. Additional losses in currencies were incurred primarily during May from long positions in the euro and British pound versus the U.S. dollar as the value of these currencies moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating. A portion of the Partnership’s losses during the first nine months of the year was offset by gains recorded within the global interest rate sector from long positions in U.S. and European fixed income futures as prices rose from May through September on increased demand for the relative “safety” of government bonds due to concern about a faltering global economic recovery. Within the energy sector, gains were achieved primarily during February from long positions in RBOB (unleaded) gas, gas oil, and heating oil as prices rose after protests in Egypt and Libya turned violent, causing concern that crude oil supplies may be disrupted. Within the metals markets, gains were achieved primarily in April from long futures positions in silver and gold as silver futures prices advanced to a 31-year high and gold futures prices reached an all-time high after the U.S. Federal Reserve pledged to keep borrowing costs low, eroding the value of the U.S. dollar and boosting demand for precious metals.

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

The Partnership accounts for open positions on the basis of fair value accounting principles.  Any loss in the market value of the Partnership’s open positions is directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR.  Prior to June 30, 2011, the Partnership estimated VaR using a model based upon historical simulation (with a confidence level of 99%) which involved constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model took into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value were based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio was sensitive.  The one-day 99% confidence level of the Partnership’s VaR corresponded to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.  Ceres used approximately four years of daily market data (1,000 observations) and re-valued its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.  This generated a probability distribution of daily “simulated profit and loss” outcomes.  The VaR was the appropriate percentile of this distribution.  For example, the 99% one-day VaR would represent the 10th worst outcome from Ceres’ simulated profit and loss series.

The Partnership’s VaR computations were based on the risk representation of the underlying benchmark for each instrument or contract and did not distinguish between exchange and non-exchange dealer-based instruments.  They were also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the

Trading Advisors in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

Starting with the third quarter 2011, exchange maintenance margin requirements have been used by the Partnership as the measure of its use.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval.  Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2011 and the highest, lowest and average values during the three months ended September 30, 2011.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  As of September 30, 2011, the Partnership’s total capitalization was $326 million.
		% of Total
Market Sector	VaR	Capitalization

Currency	$10,437,396	3.20%

Interest Rate	$5,382,016	1.65%

Equity	$3,331,272	1.02%

Commodity	$13,366,184	4.10%

Total	$32,516,868	9.97%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$18,329,898	$9,481,143	$13,094,148

Interest Rate	$8,505,722	$5,382,016	$7,363,369

Equity	$10,612,203	$3,331,272	$6,151,407

Commodity	$15,407,368	$8,908,274	$12,669,063

* Average of month-end VaR.

The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total Partner’s Capital by primary market risk category at December 31, 2010.  At December 31, 2010, the Partnership’s total capitalization was approximately $409 million.

Primary Market	December 31, 2010
Risk Category	VaR

Currency	(1.01)%

Interest Rate	(0.25)

Equity	(1.48)

Commodity	(3.93)

Aggregate Value at Risk	(5.76)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.  The Aggregate Value at Risk listed above represents the VaR of the Partnership’s open positions across all the market categories, and can be less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.  Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting period from January 1, 2010 through December 31, 2010.
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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures at September 30, 2011 and market risk exposures and on an aggregate basis at December 31, 2010, and for the three months from July 1, 2011 through September 30, 2011 and twelve months from January 1, 2010 through December 31, 2010.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in unrestricted cash at MSSB; as of September 30, 2011, such amount was equal to approximately 91% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’
principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act) as of September 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

*Submitted electronically herewith.

Pursuant to applicable securities laws and regulations, the Partnership is deemed to have complied with the reporting obligation relating to the submission of interactive data files in Exhibit 101 to this report and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Partnership has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Smith Barney Spectrum Select L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 10, 2011	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.