Form 10-Q
period 2012-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2012-11-13
CIK 873799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2012 and December 31, 2011	2

	Condensed Schedule of Investments as of September 30, 2012	3

	Condensed Schedule of Investments as of December 31, 2011	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012 and 2011	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2012 and 2011	6

	Notes to Financial Statements	7-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35-42

Item 4.	Controls and Procedures	43

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44-47

Item 1A.	Risk Factors	47-48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48-49

Item 6.	Exhibits	49-50

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS	$	$

Trading Equity:

Unrestricted cash	197,600,846	250,786,399
Restricted cash	37,983,324	37,327,727

Total cash	235,584,170	288,114,126

Net unrealized gain (loss) on open contracts (MS&Co.)	(232,193)	6,712,081
Net unrealized loss on open contracts (MSIP)	(1,278,605)	(310,182)

Total net unrealized gain (loss) on open contracts	(1,510,798)	6,401,899

Total Trading Equity	234,073,372	294,516,025

Interest receivable (MS&Co. & MSSB)	13,506	808

Total Assets	234,086,878	294,516,833

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	3,930,462	6,464,963
Accrued brokerage fees (MS&Co.)	1,212,636	1,459,689
Accrued management fees	368,977	447,773

Total Liabilities	5,512,075	8,372,425

Partners’ Capital:

Limited Partners (7,518,538.446 and 9,059,136.131 Units, respectively)	226,175,768	283,036,281
General Partner (79,748.769 and 99,481.769 Units, respectively)	2,399,035	3,108,127

Total Partners’ Capital	228,574,803	286,144,408

Total Liabilities and Partners’ Capital	234,086,878	294,516,833

NET ASSET VALUE PER UNIT	30.08	31.24

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2012 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(744,573)	(0.33)
Equity	(1,765,035)	(0.77)
Foreign currency	202,078	0.09
Interest rate	2,583,576	1.13

Total Futures and Forward Contracts Purchased	276,046	0.12

Futures and Forward Contracts Sold

Commodity	(142,084)	(0.06)
Equity	(8,591)	– (1)
Foreign currency	(452,293)	(0.20)
Interest rate	(15,108)	(0.01)

Total Futures and Forward Contracts Sold	(618,076)	(0.27)

Unrealized Currency Loss	(1,168,768)	(0.51)

Net fair value	(1,510,798)	(0.66)

(1)  Amounts less than 0.005%

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2012	2011	2012	2011
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & MSSB)	44,466	11,877	108,493	121,707

EXPENSES
Brokerage fees (MS&Co.)	3,721,423	5,110,211	11,938,001	16,847,429
Management fees	1,131,788	1,576,606	3,642,388	5,854,155
Incentive fee	–	–	–	2,034,158

Total Expenses	4,853,211	6,686,817	15,580,389	24,735,742

NET INVESTMENT LOSS	(4,808,745)	(6,674,940)	(15,471,896)	(24,614,035)

TRADING RESULTS
Trading profit (loss):
Net realized	1,327,550	(7,054,552)	14,755,603	(10,107,654)
Net change in unrealized	(1,270,543)	11,560,712	(7,912,697)	(8,603,779)

Total Trading Results	57,007	4,506,160	6,842,906	(18,711,433)

NET LOSS	(4,751,738)	(2,168,780)	(8,628,990)	(43,325,468)

NET LOSS ALLOCATION

Limited Partners	(4,692,646)	(2,144,109)	(8,519,908)	(42,866,500)
General Partner	(59,092)	(24,671)	(109,082)	(458,968)

NET LOSS PER UNIT *

Limited Partners	(0.66)	(0.24)	(1.16)	(4.24)
General Partner	(0.66)	(0.24)	(1.16)	(4.24)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	7,902,378.934	9,846,022.123	8,440,381.186	10,258,589.100

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2011	9,158,617.900	283,036,281	3,108,127	286,144,408

Net Loss	–	(8,519,908)	(109,082)	(8,628,990)

Redemptions	(1,560,330.685)	(48,340,605)	(600,010)	(48,940,615)

Partners’ Capital,
September 30, 2012	7,598,287.215	226,175,768	2,399,035	228,574,803

Partners’ Capital,
December 31, 2010	10,760,255.711	404,921,242	4,329,618	409,250,860

Net Loss	–	(42,866,500)	(458,968)	(43,325,468)

Redemptions	(1,100,767.732)	(39,178,292)	(399,978)	(39,578,270)

Partners’ Capital,
September 30, 2011	9,659,487.979	322,876,450	3,470,672	326,347,122

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Spectrum Select L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011 (the “Form 10-K”).

1.  Organization
Morgan Stanley Smith Barney Spectrum Select L.P. is a Delaware limited partnership organized in 1991 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, Financial Instruments).  The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Global Balanced L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P., and Morgan Stanley Smith Barney Spectrum Technical L.P. (collectively, the “Spectrum Series”).

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Ceres Managed Futures LLC, a Delaware limited liability company, acts as a general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. As of September 26, 2012, Morgan Stanley Smith Barney LLC (“MSSB”) is doing business as Morgan Stanley Wealth Management.  This entity, where the Partnership continues to maintain a cash account previously acted as a non-clearing commodity broker for the Partnership.  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”).  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are Altis Partners (Jersey) Limited (“Altis”), EMC Capital Management, Inc. (“EMC”), Graham Capital Management, L.P. (“Graham”), Northfield Trading L.P. (“Northfield”), Rabar Market Research, Inc. (“Rabar”), and Sunrise Capital Management, Inc. (“Sunrise Capital”) (each individually,  a “Trading Advisor”, or collectively, the “Trading Advisors”).

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and nine months ended September 30, 2012 and 2011 were as follows:
              For the Three Months                                                         For the Nine Months
Ended September 30,                                                             Ended September 30,

	2012	2011	2012	2011
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 30.74	$ 34.03	$ 31.24	$ 38.03

Interest Income	0.01	– (3)	0.01	0.01
Expenses	(0.62)	(0.68)	(1.86)	(2.42)
Realized/Unrealized Income (Loss) (1)	(0.05)	0.44	0.69	(1.83)
Net Loss	(0.66)	(0.24)	(1.16)	(4.24)

Net asset value, September 30:	$ 30.08	$ 33.79	$ 30.08	$ 33.79

Ratios to average net assets:
Net Investment Loss (2)	(7.9)%	(7.9)%	(8.0)%	(8.8)%
Expenses before Incentive Fees (2)	8.0%	7.9%	8.0%	8.3%
Expenses after Incentive Fees (2)	8.0%	7.9%	8.0%	8.9%
Net Loss (2)	(7.8)%	(2.6)%	(4.5)%	(15.7)%
Total return before incentive fees	(2.1)%	(0.7)%	(3.7)%	(10.6)%
Total return after incentive fees	(2.1)%	(0.7)%	(3.7)%	(11.1)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees, if applicable).

(3)	A	Amounts less than $0.005 per Unit.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. Related Party Transactions
The Partnership’s cash is on deposit with  MS&Co. in Futures Interests trading accounts to meet margin requirements as needed.  Monthly MS&Co. pays the Partnership interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate.  For purposes of such interest payments, daily funds do not include monies due to the Partnership on or with respect to futures, forwards, or options contracts that have not been received.  MS&Co. retains any interest earned in excess of the interest paid to the Partnership.  The Partnership pays brokerage fees to MS&Co.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized trading profit (loss)” for open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2012	(1,506,723)	(4,075)	(1,510,798)	Dec. 2016	Dec. 2012
Dec. 31, 2011	5,995,510	406,389	6,401,899	Mar. 2016	Mar. 2012

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

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis.  MS&Co. and MSIP, each acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, total cash held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net  unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $234,077,447 and $294,109,636 at September 30, 2012 and December 31, 2011, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform.  With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  The primary terms are based on industry standard master agreements.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2012 and December 31, 2011, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2012:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$

Commodity	2,632,625	(3,377,198)	462,156	(604,240)	(886,657)	4,340
Equity	179,820	(1,944,855)	–	(8,591)	(1,773,626)	1,956
Foreign currency	920,743	(718,665)	66,306	(518,599)	(250,215)	5,928
Interest rate	2,619,920	(36,344)	17,361	(32,469)	2,568,468	10,320
Total	6,353,108	(6,077,062)	545,823	(1,163,899)	(342,030)

Unrealized currency loss					(1,168,768)
Total net unrealized loss on open contracts					(1,510,798)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2011:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	418,029	(822,942)	4,381,649	(2,417,431)	1,559,305	4,077
Equity	307,762	(7,656)	94,660	(143,961)	250,805	1,386
Foreign currency	739,841	(106,865)	2,115,906	(300,292)	2,448,590	7,744
Interest rate	3,538,706	(109,261)	139,283	(121,941)	3,446,787	7,073
Total	5,004,338	(1,046,724)	6,731,498	(2,983,625)	7,705,487

Unrealized currency loss					(1,303,588)
Total net unrealized gain on open contracts					6,401,899

-  16 -

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2012 and 2011, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Type of Instrument	$	$

Commodity	(1,395,944)	2,027,073
Equity	788,371	3,850,137
Foreign currency	264,529	(5,570,086)
Interest rate	346,896	6,400,961
Unrealized currency gain	53,155	134,821
Total	57,007	6,842,906

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012:
	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Trading Results	$	$

Net realized	1,327,550	14,755,603
Net change in unrealized	(1,270,543)	(7,912,697)
Total Trading Results	57,007	6,842,906

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Type of Instrument	$	$

Commodity	(4,803,775)	(9,488,240)
Equity	(5,063,523)	(22,393,783)
Foreign currency	(5,517,929)	(6,552,739)
Interest rate	20,302,012	20,444,948
Unrealized currency loss	(410,625)	(721,619)
Total	4,506,160	(18,711,433)

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011:
	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Trading Results	$	$

Net realized	(7,054,552)	(10,107,654)
Net change in unrealized	11,560,712	(8,603,779)
Total Trading Results	4,506,160	(18,711,433)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	6,303,140	–	n/a	6,303,140
Forwards	–	595,791	n/a	595,791

Total Assets	6,303,140	595,791	n/a	6,898,931

Liabilities
Futures	6,641,095	–	n/a	6,641,095
Forwards	–	599,866	n/a	599,866

Total Liabilities	6,641,095	599,866	n/a	7,240,961

Unrealized currency loss				(1,168,768)

*Net fair value	(337,955)	(4,075)	n/a	(1,510,798)

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	11,006,486	–	n/a	11,006,486
Forwards	–	729,350	n/a	729,350

Total Assets	11,006,486	729,350	n/a	11,735,836

Liabilities
Futures	3,707,388	–	n/a	3,707,388
Forwards	–	322,961	n/a	322,961

Total Liabilities	3,707,388	322,961	n/a	4,030,349

Unrealized currency loss				(1,303,588)

*Net fair value	7,299,098	406,389	n/a	6,401,899

* This amount comprises the “Total net unrealized gain (loss) on open contracts” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2012 to September 30, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements.  In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company be required to consolidate another investment company if it holds a controlling financial interest in the entity.  In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

9.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Partnership’s revenues or expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes, clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10. Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2012, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 19.86%; Currency  27.22%; Equity 23.39%; and Commodity 29.53%.

Liquidity.  The Partnership deposits its assets with MS&Co. and MSIP as clearing commodity brokers in separate futures, forward and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading.  The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of September 30, 2012, approximately 85.91% of the Partnership’s total investments are futures contracts which are exchange-traded while approximately 14.09% are forward contracts which are off-exchange traded.

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

The following table sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending September 30, 2012, and June 30, 2012, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of September 30, 2012 (%)	Allocations as of June 30, 2012 (%)	Allocations as of September 30, 2012 ($)	Allocations as of June 30, 2012 ($)	Change during the period (%)

Sunrise Capital	9.97	10.20	22,781,128	25,307,337	(9.98)
EMC	15.02	15.37	34,329,457	38,136,299	(9.98)
Rabar	24.81	24.36	56,712,912	60,418,756	(6.13)
Northfield	9.78	10.29	22,354,802	25,527,102	(12.43)
Graham	17.26	16.42	39,452,352	40,726,512	(3.13)
Altis	23.16	23.36	52,944,152	57,936,130	(8.62)

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2012 and 2011, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2012
The Partnership recorded total trading results including interest income totaling $101,473 and expenses totaling $4,853,211 resulting in a net loss of $4,751,738 for the three months ended September 30, 2012.  The Partnership’s net asset value per Unit decreased from $30.74 at June 30, 2012, to $30.08 at September 30, 2012.

The most significant trading losses were incurred within the metals sector, primarily during August, from short positions in platinum futures as prices rose amid concern continued labor-related violence at mines in South Africa will curb supplies. Additional losses in this sector were recorded from short positions in silver futures. Within the energy sector, losses were incurred during July and September. During July, losses were incurred from short positions in crude oil and its related products as prices advanced on rising concern that instability in the Middle East will disrupt supplies from a region responsible for about one-third of world production. During September, losses were experienced from long positions in crude oil and its related products as prices declined after U.S. crude inventories surged as production and imports rebounded from Hurricane Isaac. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index sector, primarily during September, from long positions in U.S. equity index futures as prices rose after the U.S. Federal Reserve’s plan to buy mortgage securities fueled demand for “riskier” assets. Within the agricultural sector, gains were achieved primarily during July from long positions in soybean and corn futures as prices rose as a heat wave and drought in the U.S. Midwest threatened to limit output in the U.S. Within the currency sector, gains were achieved primarily during July from short positions in the euro as the value of the euro declined to the lowest level against the U.S. dollar in more than two years after European Central Bank President Mario Draghi said the currency bloc still faces risks after policy makers cut interest rates to a record low. Within the global interest rate markets, gains were achieved primarily during July from long positions in European and U.S. fixed income futures as prices advanced as a euro-area report showing inflation held at the slowest since February 2011 added to signs the region is headed for a recession.

The Partnership recorded total trading results including interest income totaling $6,951,399 and expenses totaling $15,580,389, resulting in a net loss of $8,628,990 for the nine months ended September 30, 2012.  The Partnership’s net asset value per Unit decreased from $31.24 at December 31, 2011, to $30.08 at September 30, 2012.

The most significant trading losses were incurred within the metals sector, primarily during January, from short futures positions in aluminum, copper, platinum, and zinc as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Within the currency sector, losses were incurred primarily during March and June. During March, losses were incurred from long positions in the Australian dollar versus the U.S. dollar as concern over earnings in China reduced demand for the higher-yielding currency asset. During June, losses were experienced from short positions in the euro and Swiss franc versus the U.S. dollar as the value of these European currencies increased after European Union leaders eased terms on Spanish bank loans and moved towards resolving the region’s debt crisis. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the global interest rate sector, primarily during April and May, from long positions in European, Australian, and U.S. fixed-income futures as prices advanced as Greece failed to form a unified government, increasing concern Europe’s debt crisis is worsening and spurring demand for the relative “safety” of government debt. Additional gains in this sector were recorded during July from long positions as prices resumed their previous upward move. Within the energy markets, gains were achieved primarily during February from long futures positions in Brent crude oil, RBOB (unleaded) gasoline, gas oil, and WTI crude oil as prices increased after Iran denied nuclear inspectors access to a military base, adding to concern that global oil supplies may be disrupted. Within the global stock index markets, gains were achieved primarily during February from long positions in U.S., Pacific Rim, and European equity index futures as prices rose amid positive economic news, including a better-than-expected U.S. employment report and an expansion in manufacturing in China, Europe, and the U.S. Prices continued to advance after China cut banks’ reserve requirements to fuel lending and buoy growth. Within the agricultural sector, gains were achieved primarily during July from long positions in soybean and corn futures as prices rose as a heat wave and drought in the U.S. Midwest threatened to limit output in the U.S.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2012 and December 31, 2011, and the highest, lowest and average values during the three months ended September 30, 2012 and for the twelve months ended December 31, 2011.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2012, the Partnership’s total capitalization was approximately $229 million.
                               September 30, 2012

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$11,937,291	5.22%

Interest Rate	8,712,198	3.81%

Equity	10,260,489	4.49%

Commodity	12,953,120	5.67%

Total	$43,863,098	19.19%

                                  Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	12,374,204	5,837,929	8,758,878
Interest Rate	12,036,831	6,114,797	9,121,849
Equity	11,496,037	3,989,265	7,673,872
Commodity	18,861,229	11,323,245	14,162,810
* Average of month-end VaR

As of December 31, 2011, the Partnership’s total capitalization was approximately $286 million.

December 31, 2011

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$13,024,311	4.55%

Interest Rate	11,060,388	3.87%

Equity	4,307,985	1.51%

Commodity	14,181,413	4.96%

Total	$42,574,097	14.89%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	18,329,898	4,243,012	7,986,820
Interest Rate	11,060,388	2,334,453	4,662,626
Equity	10,612,203	2,560,198	3,790,165
Commodity	15,407,368	1,675,397	9,512,117
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

Item 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2012.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, those described in the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 (the “Second Quarter Form 10-Q”), and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or the Second Quarter Form 10-Q or concern new actions that have been filed since the Second Quarter Form 10-Q:

The Company
Residential Mortgage and Credit Crisis Related Matters.
Class Actions.
On September 12, 2012, the Company filed its answer to the third amended complaint in In re Morgan Stanley Pass-Through Certificates Litigation. On September 20, 2012, the plaintiffs filed a motion seeking to expand the offerings at issue in the litigation, relying on recent precedent from the United States Court of Appeals for the Second Circuit (“Second Circuit”). Defendants have opposed the motion. If the motion is granted, plaintiffs will be purporting to represent investors who purchased approximately $7.82 billion in mortgage pass through certificates issued in 2006 by thirteen trusts.

Other Litigation.
On August 17, 2012, the court in Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. granted the Company’s motion for summary judgment with respect to the plaintiffs’ fraud claim, denied the Company’s motion for summary judgment with respect to the plaintiffs’ aiding and abetting fraud claim, and ordered plaintiffs to show cause why the negligent misrepresentation claim should not be dismissed. The court dismissed all or part of the claims of three of the fifteen plaintiffs based on lack of standing or reliance and plaintiffs have moved for reconsideration of the dismissal. On September 17, 2012, plaintiffs filed expert reports with the court alleging that they are seeking $713 million in compensatory damages on behalf of all fifteen plaintiffs. On October 5, 2012, the court ruled that plaintiffs sufficiently showed cause as to why the negligent misrepresentation claim against the Company should not be dismissed.

On October 2, 2012, the court in Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. denied, in substantial part, defendants’ motion to dismiss plaintiff’s amended complaints.

On October 11, 2012, defendants filed motions to dismiss the amended complaint in Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in Part II, Item 1A, Risk Factors in the Partnership’s Report on Form 10-Q for the quarter ended June 30, 2012 other than as set forth below.

Speculative position and trading limits may reduce profitability.
The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures.  The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits.  Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

In October 2011, the CFTC adopted new rules governing position limits.  In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling.  The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION
The registrant does not have a board of directors.  The registrant’s general partner, Ceres Managed Futures LLC, is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George will be appointed a director of Ceres.

Damian George, age 45, has been a Director of the General Partner since November 2012.  Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association.  Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group.  Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney.  From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group.  From November 2004 through July 2009, Mr. George was registered as an associated person of Citigroup Global Markets Inc.  Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University.  Mr. George is a Certified Public Accountant.

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

Morgan Stanley Smith Barney Spectrum Select L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 13, 2012	By:	/s/ Damian George
Damian George
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.