Form 10-Q
period 2013-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2013-08-13
CIK 873799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013 or

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

As of June 30, 2013, 6,279,876.100 Limited Partnership Redeemable Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2013 and December 31, 2012	2

	Condensed Schedule of Investments as of June 30, 2013	3

	Condensed Schedule of Investments as of December 31, 2012	4

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2013 and 2012	5

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2013 and 2012	6

	Notes to Financial Statements	7-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37-44

Item 4.	Controls and Procedures	44-45

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46-56

Item 1A.	Risk Factors	56

Item 4.	Mine Safety Disclosures	56

Item 5.	Other Information	56-59

Item 6.	Exhibits	59-60

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS	$	$

Trading Equity:

Unrestricted cash	153,024,374	171,164,335
Restricted cash	21,856,998	27,192,268

Total cash	174,881,372	198,356,603

Net unrealized gain on open contracts (MS&Co.)	4,752,563	3,072,667
Net unrealized loss on open contracts (MSIP)	–	(521,313)

Net unrealized gain on open contracts	4,752,563	2,551,354

Total Trading Equity	179,633,935	200,907,957

Interest receivable (MS&Co.)	4,714	6,032

Total Assets	179,638,649	200,913,989

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	2,459,074	3,642,807
Accrued brokerage fees (MS&Co.)	912,263	994,527
Accrued management fees	275,895	302,574

Total Liabilities	3,647,232	4,939,908

Partners’ Capital:

Limited Partners (6,279,876.100 and 6,979,883.723 Units, respectively)	174,028,849	193,760,270
General Partner (70,819.769 and 79,748.769 Units, respectively)	1,962,568	2,213,811

Total Partners’ Capital	175,991,417	195,974,081

Total Liabilities and Partners’ Capital	179,638,649	200,913,989

NET ASSET VALUE PER UNIT	27.71	27.76

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2013 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(486,043)	(0.27)
Equity	(385,910)	(0.22)
Foreign currency	(716,062)	(0.41)
Interest rate	(124,596)	(0.07)

Total Futures and Forward Contracts Purchased	(1,712,611)	(0.97)

Futures and Forward Contracts Sold

Commodity	4,830,125	2.74
Equity	(170,538)	(0.10)
Foreign currency	785,299	0.45
Interest rate	2,212,820	1.26

Total Futures and Forward Contracts Sold	7,657,706	4.35

Unrealized Currency Loss	(1,192,532)	(0.68)

Net fair value	4,752,563	2.70

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2013	2012	2013	2012
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & Morgan Stanley Wealth Management)	13,859	33,899	46,385	64,027

EXPENSES
Brokerage fees (MS&Co.)	2,818,855	3,966,288	5,764,071	8,216,578
Management fees	853,869	1,210,129	1,748,803	2,510,600

Total Expenses	3,672,724	5,176,417	7,512,874	10,727,178

NET INVESTMENT LOSS	(3,658,865)	(5,142,518)	(7,466,489)	(10,663,151)

TRADING RESULTS
Trading profit (loss):
Net realized	(3,371,881)	6,374,875	5,507,184	13,428,053
Net change in unrealized	2,809,361	(3,795,528)	2,201,209	(6,642,154)

Total Trading Results	(562,520)	2,579,347	7,708,393	6,785,899

NET INCOME (LOSS)	(4,221,385)	(2,563,171)	241,904	(3,877,252)

NET INCOME (LOSS) ALLOCATION

Limited Partners	(4,173,758)	(2,529,846)	243,135	(3,827,262)
General Partner	(47,627)	(33,325)	(1,231)	(49,990)

NET LOSS PER UNIT *

Limited Partners	(0.67)	(0.34)	(0.05) (1)	(0.50)
General Partner	(0.67)	(0.34)	(0.05) (1)	(0.50)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	6,565,312.782	8,413,502.103	6,753,050.496	8,712,338.369

* Based on change in net asset value per Unit.

(1)	The decrease in the net asset value per Unit while the Partnership incurred net income for the six months ended June 30, 2013, is due to the timing of redemptions of Units throughout the period.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2012	7,059,632.492	193,760,270	2,213,811	195,974,081

Net Income (Loss)	–	243,135	(1,231)	241,904

Redemptions	(708,936.623)	(19,974,556)	(250,012)	(20,224,568)

Partners’ Capital,
June 30, 2013	6,350,695.869	174,028,849	1,962,568	175,991,417

Partners’ Capital,
December 31, 2011	9,158,617.900	283,036,281	3,108,127	286,144,408

Net Loss	–	(3,827,262)	(49,990)	(3,877,252)

Redemptions	(1,089,453.401)	(33,915,028)	(299,992)	(34,215,020)

Partners’ Capital,
June 30, 2012	8,069,164.499	245,293,991	2,758,145	248,052,136

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Ceres Managed Futures LLC, a Delaware limited liability company, acts as a general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Prior to June 2013, Citigroup Inc. was the indirect minority owner of MSSBH.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”).  This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing commodity broker for the Partnership.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.

The clearing commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”).  Morgan Stanley & Co. International plc (“MSIP”) previously served as a clearing commodity broker for the Partnership.  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are Altis Partners (Jersey) Limited (“Altis”), EMC Capital Management, Inc. (“EMC”), Graham Capital Management, L.P. (“Graham”), Northfield Trading L.P. (“Northfield”), Rabar Market Research, Inc. (“Rabar”), and Sunrise Capital Management, Inc. (“Sunrise Capital”) (each individually,  a “Trading Advisor”, or collectively, the “Trading Advisors”).

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and six months ended June 30, 2013 and 2012 were as follows:
       For the Three                                                                             For the Six
Months Ended June 30,                                                         Months Ended June 30,

	2013	2012	2013	2012
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 28.38	$ 31.08	$ 27.76	$ 31.24

Interest Income	– (3)	– (3)	0.01	0.01
Expenses	(0.56)	(0.62)	(1.12)	(1.24)
Realized/Unrealized Income (Loss) (1)	(0.11)	0.28	1.06	0.73
Net Loss	(0.67)	(0.34)	(0.05)	(0.50)

Net asset value, June 30:	$ 27.71	$ 30.74	$ 27.71	$ 30.74

Ratios to average net assets:
Net Investment Loss (2)	(8.0)%	(8.0)%	(8.0)%	(8.0)%
Expenses before Incentive Fees (2)	8.0%	8.1%	8.0%	8.1%
Expenses after Incentive Fees (2)	8.0%	8.1%	8.0%	8.1%
Net Income (Loss) (2)	(9.2)%	(4.0)%	0.3%	(2.9)%
Total return before incentive fees	(2.4)%	(1.1)%	(0.2)%	(1.6)%
Total return after incentive fees	(2.4)%	(1.1)%	(0.2)%	(1.6)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees, if applicable).

(3)	A	Amounts less than $0.005 per Unit.

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2013	4,807,679	(55,116)	4,752,563	Dec. 2016	Sep. 2013
Dec. 31, 2012	2,503,274	48,080	2,551,354	Mar. 2017	Mar. 2013

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

The Partnership also has credit risk because MS&Co. and/or MSCG act as the futures commission merchants or the counterparties with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis.  MS&Co. which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net  unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which in the aggregate, totaled $179,689,051 and $200,859,877 at June 30, 2013 and December 31, 2012, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. for the benefit of MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform.  With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a master netting agreement with each counterparty.  The primary terms are based on industry standard master agreements.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”.  ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”) and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Partnership’s financial statements.

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2013 and December 31, 2012, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of June 30, 2013:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	641,636	(1,847,841)	(1,206,205)
Forwards	420	(506,826)	(506,406)

Total Assets	642,056	(2,354,667)	(1,712,611)

Liabilities
Futures	8,625,575	(1,419,159)	7,206,416
Forwards	553,332	(102,042)	451,290

Total Liabilities	9,178,907	(1,521,201)	7,657,706

Unrealized currency loss			(1,192,532)

Total net unrealized gain on
open contracts			4,752,563

Offsetting of Derivative Assets and Liabilities as of December 31, 2012:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	4,891,012	(2,689,281)	2,201,731
Forwards	353,745	(479,152)	(125,407)

Total Assets	5,244,757	(3,168,433)	2,076,324

Liabilities
Futures	2,985,462	(1,480,054)	1,505,408
Forwards	265,987	(92,500)	173,487

Total Liabilities	3,251,449	(1,572,554)	1,678,895

Unrealized currency loss			(1,203,865)

Net unrealized gain on
open contracts			2,551,354

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2013:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the six months (absolute quantity)
	$	$	$	$	$

Commodity	368,205	(854,248)	5,588,283	(758,158)	4,344,082	3,997
Equity	55,009	(440,919)	129,025	(299,563)	(556,448)	1,852
Foreign currency	108,272	(824,334)	1,064,870	(279,571)	69,237	3,829
Interest rate	110,570	(235,166)	2,396,729	(183,909)	2,088,224	5,907
Total	642,056	(2,354,667)	9,178,907	(1,521,201)	5,945,095

Unrealized currency loss					(1,192,532)
Net unrealized gain on open contracts					4,752,563

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2012:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short U nrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	763,693	(1,021,268)	1,051,860	(1,134,848)	(340,563)	4,025
Equity	1,842,840	(517,175)	–	(36,283)	1,289,382	1,915
Foreign currency	1,878,922	(1,022,609)	2,196,364	(253,560)	2,799,117	5,689
Interest rate	759,302	(607,381)	3,225	(147,863)	7,283	9,810
Total	5,244,757	(3,168,433)	3,251,449	(1,572,554)	3,755,219

Unrealized currency loss					(1,203,865)
Net unrealized gain on open contracts					2,551,354

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2013 and 2012, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2013 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2013	Ended June 30, 2013
Type of Instrument	$	$

Commodity	4,738,141	1,571,415
Equity	283,521	9,453,363
Foreign currency	(4,394,227)	(1,415,311)
Interest rate	(1,191,293)	(1,912,407)
Unrealized currency gain	1,338	11,333
Total	(562,520)	7,708,393

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2013:
	For the Three Months	For the Six Months
	Ended June 30, 2013	Ended June 30, 2013
Trading Results	$	$

Net realized	(3,371,881)	5,507,184
Net change in unrealized	2,809,361	2,201,209
Total Trading Results	(562,520)	7,708,393

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

6.  Fair Value Measurements and Disclosures
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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates and credit risk); and Level 3 -unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	9,267,211	–	n/a	9,267,211
Forwards	–	553,752	n/a	553,752

Total Assets	9,267,211	553,752	n/a	9,820,963

Liabilities
Futures	3,267,000	–	n/a	3,267,000
Forwards	–	608,868	n/a	608,868

Total Liabilities	3,267,000	608,868	n/a	3,875,868

Unrealized currency loss				(1,192,532)

*Net fair value	6,000,211	(55,116)	n/a	4,752,563

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	7,876,474	–	n/a	7,876,474
Forwards	–	619,732	n/a	619,732

Total Assets	7,876,474	619,732	n/a	8,496,206

Liabilities
Futures	4,169,335	–	n/a	4,169,335
Forwards	–	571,652	n/a	571,652

Total Liabilities	4,169,335	571,652	n/a	4,740,987

Unrealized currency loss				(1,203,865)

*Net fair value	3,707,139	48,080	n/a	2,551,354

* This amount comprises the “Net unrealized gain on open contracts” on the Statements of Financial Condition.

During the period January 1, 2013 to June 30, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

7.  Other Pronouncements
In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”.  ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

investment company’s status as an investment company.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

8.  Restricted and Unrestricted Cash

As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options contracts and offset unrealized losses on offset London Metal Exchange positions.  All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The guidance issued by the FASB on income taxes, clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2013 and December 31, 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

As of June 30, 2013, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 21.48%; Currency 15.78%; Equity 16.08%; and Commodity 46.66%.

Liquidity.  The Partnership deposits its assets with MS&Co. as its clearing commodity broker in separate futures, forward and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading.  The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of June 30, 2013, approximately 90.70% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 9.30% is forward contracts which are off-exchange traded.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending June 30, 2013, and March 31, 2013, respectively, and the change during the applicable period.

Trading Advisor	Allocations as of June 30, 2013 (%)	Allocations as of March 31, 2013 (%)	Allocations as of June 30, 2013 ($)	Allocations as of March 31, 2013 ($)	Change during the period %

Altis	26.03	24.04	45,816,709	45,750,568	0.14
Graham	15.86	16.98	27,919,278	32,314,506	(13.60)
EMC	16.84	14.95	29,643,518	28,447,189	4.21
Northfield	15.39	13.65	27,093,200	25,976,423	4.30
Rabar	25.86	24.71	45,518,712	47,027,680	(3.21)
Sunrise Capital	–	5.66	–	10,773,636	(100.00)

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2013 and 2012, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2013
The Partnership recorded total trading results including interest income totaling $(548,661) and expenses totaling $3,672,724 resulting in a net loss of $4,221,385 for the three months ended June 30, 2013.  The Partnership’s net asset value per Unit decreased from $28.38 at March 31, 2013, to $27.71 at June 30, 2013.

During the second quarter, the Partnership posted a loss in Net Asset Value as losses from trading in currencies, energies, and global interest rates more than offset gains from trading metals and agriculturals. Trading results in the global stock index sector were relatively flat and had no material impact on the Partnership’s performance for the quarter. The most significant losses were incurred within the currency sector, primarily during May, from long positions in the New Zealand and Australian dollars versus the U.S. dollar as the values of these currencies declined relative to the U.S. dollar after the Reserve Bank of New

Zealand took steps to curb the currency’s strength and the Reserve Bank of Australia cut interest rates. Additional losses were incurred during June from short positions in the Japanese yen versus the U.S. dollar as the value of the yen rose on speculation the Bank of Japan may limit its monetary stimulus program to a two-year period.  Within the energy sector, losses were incurred primarily during May from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. Within the global interest rate sector, losses were incurred primarily during May from long positions in U.S. and European fixed income futures as prices reversed lower following a positive U.S. employment report and a rise in German sentiment. The Partnership’s trading losses for the quarter were offset partially by trading gains achieved within the metals sector during April and June from short positions in gold futures as prices declined after U.S. economic data topped estimates, eroding the appeal of gold as a store of value. Within the agricultural sector, gains were achieved during May from short positions in sugar futures as prices moved lower on forecasts of large crop yields in Brazil and Thailand. Additional gains were recorded from long positions in soybean futures.

The Partnership recorded total trading results including interest income totaling $7,754,778 and expenses totaling $7,512,874, resulting in net income of $241,904 for the six months ended June 30, 2013.  The Partnership’s net asset value per Unit decreased from $27.76 at December 31, 2012, to $27.71 at June 30, 2013.

During the first six months of the year, the Partnership posted a loss in Net Asset Value as losses from trading energies, global interest rates, and currencies offset gains from trading global stock indices, metals, and agriculturals.  The most significant losses were incurred within the energy sector primarily during February and May.  During February, losses were incurred from long positions in crude oil and its related products as prices declined on concerns that renewed European debt woes would erode fuel demand. Reports of higher than expected crude oil stockpiles in the U.S. also negatively impacted prices for February.  During May, losses were incurred from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. Within the global interest rate sector, losses were incurred primarily during May from long positions in U.S. and European fixed income futures as prices reversed lower following a positive U.S. employment report and a rise in German sentiment. Within the currency sector, losses were incurred primarily during May from long positions in the New Zealand and Australian dollars versus the U.S. dollar as the values of these currencies declined relative to the U.S. dollar after the Reserve Bank of New Zealand took steps to curb the currency’s strength and the Reserve Bank of Australia cut interest rates. The Partnership’s trading losses were offset by trading gains achieved within global stock indices during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. In the metals sector, gains were recorded primarily during April and June, from short positions in gold futures as prices declined after U.S. economic data topped estimates, eroding the appeal of gold as a store of value. Within the agricultural sector, gains were achieved during May from short positions in sugar futures as prices moved lower on forecasts of large crop yields in Brazil and Thailand. Additional gains were recorded from long positions in soybean futures.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of June 30, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended June 30, 2013 and for the twelve months ended December 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of June 30, 2013, the Partnership’s total capitalization was approximately $176 million.
                                                                               June 30, 2013

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$3,764,147	2.14

Interest Rate	5,123,426	2.91

Equity	3,834,149	2.18

Commodity	11,129,039	6.32

Total	$23,850,761	13.55

                                        Three Months Ended June 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	5,823,674	3,632,944	4,727,899
Interest Rate	7,790,519	3,977,121	5,752,082
Equity	12,772,902	3,723,397	8,293,556
Commodity	11,378,599	8,308,363	10,267,001

* Average of month-end VaR

As of December 31, 2012, the Partnership’s total capitalization was approximately $196 million.

                               December 31, 2012
Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$9,250,555	4.72

Interest Rate	5,611,972	2.86

Equity	9,430,931	4.81

Commodity	7,524,294	3.84

Total	$31,817,752	16.23

                                     Twelve Months Ended December 31, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	16,017,644	5,232,623	9,619,758
Interest Rate	12,732,887	5,340,391	8,788,681
Equity	12,746,735	3,627,492	8,279,434
Commodity	18,861,229	7,454,507	12,770,414
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

Item 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2013.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

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

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution.  Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.  Each of Morgan Stanley and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties.  The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including Morgan Stanley and MS&Co.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal

Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs.

The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of

Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under

Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 5   OTHER INFORMATION

The Partnership does not have officers or a board of directors. The General Partner of the Partnership is managed by officers and a board of directors.

Effective August 8, 2013, Walter Davis resigned his position as President and Chairman of the Board of Directors of the General Partner. Effective August 8, 2013, Alper Daglioglu was appointed President of the General Partner and Jeremy Beal was appointed Chairman of the Board of Directors of the General Partner. Also effective August 8, 2013, Douglas Ketterer resigned his position as Director of the General Partner.

Effective September 13, 2013, Damian George will be resigning his position as Chief Financial Officer and Director of the General Partner.  Effective September 13, 2013, Alice Ng will be appointed Chief Financial Officer of the General Partner.

Business background descriptions for the newly appointed officers and director are included below.

Alper Daglioglu, age 36, has been a Director, and listed as a principal, of the General Partner since December 2010.  He was appointed President of the General Partner in August 2013.  Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013.  Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group.  From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group.  From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009.  Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management.  Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies.  In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures.  Mr. Daglioglu wrote and published numerous research papers on alternative investments.  Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 38, has been Chairman of the Board of Directors of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal (pending) since July 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities.  Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. From October 2012 through May 2013, he was employed by JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, where his responsibilities included acting as the Chief Operating Officer.  Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through

May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Ng, age 30, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Before joining Morgan Stanley Smith Barney LLC, Ms. Ng was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Ng was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Ng earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

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

Morgan Stanley Smith Barney Spectrum Select L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 13, 2013	By:	/s/ Damian George
Damian George
Chief Financial Officer and Director

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.