Form 10-Q
period 2013-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2013-11-13
CIK 873799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013 or

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

As of September 30, 2013, 5,941,705.692 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2013 and December 31, 2012	2

	Condensed Schedule of Investments as of September 30, 2013	3

	Condensed Schedule of Investments as of December 31, 2012	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013 and 2012	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2013 and 2012	6

	Notes to Financial Statements	7-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37-44

Item 4.	Controls and Procedures	44-45

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46-57

Item 1A.	Risk Factors	57

Item 4.	Mine Safety Disclosures	57

Item 6.	Exhibits	57-58

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS	$	$

Trading Equity:

Unrestricted cash	134,006,794	171,164,335
Restricted cash	25,385,047	27,192,268

Total cash	159,391,841	198,356,603

Net unrealized gain on open contracts (MS&Co.)	177,506	3,072,667
Net unrealized loss on open contracts (MSIP)	–	(521,313)

Net unrealized gain on open contracts	177,506	2,551,354

Total Trading Equity	159,569,347	200,907,957

Interest receivable (MS&Co.)	1,218	6,032

Total Assets	159,570,565	200,913,989

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	3,090,138	3,642,807
Accrued brokerage fees (MS&Co.)	809,389	994,527
Accrued management fees	243,109	302,574

Total Liabilities	4,142,636	4,939,908

Partners’ Capital:

Limited Partners (5,941,705.692 and 6,979,883.723 Units, respectively)	153,597,189	193,760,270
General Partner (70,819.769 and 79,748.769 Units, respectively)	1,830,740	2,213,811

Total Partners’ Capital	155,427,929	195,974,081

Total Liabilities and Partners’ Capital	159,570,565	200,913,989

NET ASSET VALUE PER UNIT	25.85	27.76

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2013 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(901,028)	(0.58)
Equity	(898,771)	(0.58)
Foreign currency	2,441,030	1.57
Interest rate	1,022,291	0.66

Total Futures and Forward Contracts Purchased	1,663,522	1.07

Futures and Forward Contracts Sold

Commodity	399,634	0.26
Foreign currency	(132,421)	(0.09)
Interest rate	(1,128,817)	(0.73)

Total Futures and Forward Contracts Sold	(861,604)	(0.56)

Unrealized Currency Loss	(624,412)	(0.40)

Net fair value	177,506	0.11

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2013	2012	2013	2012
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & Morgan Stanley Wealth Management)	9,043	44,466	55,428	108,493

EXPENSES
Brokerage fees (MS&Co.)	2,532,037	3,721,423	8,296,108	11,938,001
Management fees	761,073	1,131,788	2,509,876	3,642,388

Total Expenses	3,293,110	4,853,211	10,805,984	15,580,389

NET INVESTMENT LOSS	(3,284,067)	(4,808,745)	(10,750,556)	(15,471,896)

TRADING RESULTS
Trading profit (loss):
Net realized	(3,781,720)	1,327,550	1,725,464	14,755,603
Net change in unrealized	(4,575,057)	(1,270,543)	(2,373,848)	(7,912,697)

Total Trading Results	(8,356,777)	57,007	(648,384)	6,842,906

NET LOSS	(11,640,844)	(4,751,738)	(11,398,940)	(8,628,990)

NET LOSS ALLOCATION

Limited Partners	(11,509,016)	(4,692,646)	(11,265,881)	(8,519,908)
General Partner	(131,828)	(59,092)	(133,059)	(109,082)

NET LOSS PER UNIT *

Limited Partners	(1.86)	(0.66)	(1.91)	(1.16)
General Partner	(1.86)	(0.66)	(1.91)	(1.16)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	6,244,143.610	7,902,378.934	6,581,550.739	8,440,381.186

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2012	7,059,632.492	193,760,270	2,213,811	195,974,081

Net Loss	–	(11,265,881)	(133,059)	(11,398,940)

Redemptions	(1,047,107.031)	(28,897,200)	(250,012)	(29,147,212)

Partners’ Capital,
September 30, 2013	6,012,525.461	153,597,189	1,830,740	155,427,929

Partners’ Capital,
December 31, 2011	9,158,617.900	283,036,281	3,108,127	286,144,408

Net Loss	–	(8,519,908)	(109,082)	(8,628,990)

Redemptions	(1,560,330.685)	(48,340,605)	(600,010)	(48,940,615)

Partners’ Capital,
September 30, 2012	7,598,287.215	226,175,768	2,399,035	228,574,803

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

The clearing commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”).  Morgan Stanley & Co. International plc (“MSIP”) previously served as a clearing commodity broker for the Partnership.  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are Altis Partners (Jersey) Limited (“Altis”), EMC Capital Management, Inc. (“EMC”), Graham Capital Management, L.P. (“Graham”), Northfield Trading L.P. (“Northfield”) and Rabar Market Research, Inc. (“Rabar”) (each individually,  a “Trading Advisor”, or collectively, the “Trading Advisors”).

Effective June 28, 2013, Sunrise Capital Management, Inc. was terminated as a Trading Advisor to the Partnership.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights

    Financial Highlights for the three and nine months ended September 30, 2013 and 2012 were as follows:

For the Three Months                                                        For the Nine Months
Ended September 30,                                                          Ended September 30,

	2013	2012	2013	2012
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 27.71	$ 30.74	$ 27.76	$ 31.24

Interest Income	– (3)	0.01	0.01	0.01
Expenses	(0.53)	(0.62)	(1.66)	(1.86)
Realized/Unrealized Income (Loss) (1)	(1.33)	(0.05)	(0.26)	0.69
Net Loss	(1.86)	(0.66)	(1.91)	(1.16)

Net asset value, September 30:	$ 25.85	$ 30.08	$ 25.85	$ 30.08

Ratios to average net assets:
Net Investment Loss (2)	(8.0)%	(7.9)%	(8.0)%	(8.0)%
Expenses before Incentive Fees (2)	8.1%	8.0%	8.0%	8.0%
Expenses after Incentive Fees (2)	8.1%	8.0%	8.0%	8.0%
Net Loss (2)	(28.5)%	(7.8)%	(8.5)%	(4.5)%
Total return before incentive fees	(6.7)%	(2.1)%	(6.9)%	(3.7)%
Total return after incentive fees	(6.7)%	(2.1)%	(6.9)%	(3.7)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees, if applicable).

(3)	A	Amounts less than $0.005 per Unit.

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

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until the settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized trading profit (loss)” on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2013	(157,674)	335,180	177,506	Jun. 2017	Dec, 2013
Dec. 31, 2012	2,503,274	48,080	2,551,354	Mar. 2017	Mar. 2013

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract.  The Partnership has credit risk associated with counterparty nonperformance.  As of the date

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gains (losses) amounts reflected in the Partnership’s Statements of Financial Condition.  The net unrealized gains (losses) on open contracts are further disclosed by type of contract and corresponding fair value level in Note 6. Fair Value Measurements and Disclosures.

The Partnership also has credit risk because MS&Co. and/or MSCG act as the futures commission merchants or the counterparties with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis.  MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net  unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which in the aggregate, totaled $159,234,167 and $200,859,877 at September 30, 2013 and December 31, 2012, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. for the benefit of MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform.  With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a master netting agreement with each counterparty.  The primary terms are based on industry standard master agreements.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2013 and December 31, 2012, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of September 30, 2013:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	4,185,155	(3,156,029)	1,029,126
Forwards	824,186	(189,790)	634,396

Total Assets	5,009,341	(3,345,819)	1,663,522

Liabilities
Futures	2,006,805	(2,569,193)	(562,388)
Forwards	3,404	(302,620)	(299,216)

Total Liabilities	2,010,209	(2,871,813)	(861,604)

Unrealized currency loss			(624,412)

Total net unrealized gain on
open contracts			177,506

Offsetting of Derivative Assets and Liabilities as of December 31, 2012:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	4,891,012	(2,689,281)	2,201,731
Forwards	353,745	(479,152)	(125,407)

Total Assets	5,244,757	(3,168,433)	2,076,324

Liabilities
Futures	2,985,462	(1,480,054)	1,505,408
Forwards	265,987	(92,500)	173,487

Total Liabilities	3,251,449	(1,572,554)	1,678,895

Unrealized currency loss			(1,203,865)

Net unrealized gain on
open contracts			2,551,354

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2013:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$

Commodity	792,943	(1,693,971)	1,817,733	(1,418,099)	(501,394)	4,032
Equity	275,859	(1,174,630)	–	–	(898,771)	1,722
Foreign currency	2,829,400	(388,370)	192,448	(324,869)	2,308,609	3,336
Interest rate	1,111,139	(88,848)	28	(1,128,845)	(106,526)	5,727
Total	5,009,341	(3,345,819)	2,010,209	(2,871,813)	801,918

Unrealized currency loss					(624,412)
Net unrealized gain on open contracts					177,506

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2012:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	763,693	(1,021,268)	1,051,860	(1,134,848)	(340,563)	4,025
Equity	1,842,840	(517,175)	–	(36,283)	1,289,382	1,915
Foreign currency	1,878,922	(1,022,609)	2,196,364	(253,560)	2,799,117	5,689
Interest rate	759,302	(607,381)	3,225	(147,863)	7,283	9,810
Total	5,244,757	(3,168,433)	3,251,449	(1,572,554)	3,755,219

Unrealized currency loss					(1,203,865)
Net unrealized gain on open contracts					2,551,354

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2013 and 2012, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Type of Instrument	$	$

Commodity	(7,566,747)	(5,995,332)
Equity	858,668	10,312,031
Foreign currency	(953,057)	(2,368,368)
Interest rate	(1,263,761)	(3,176,168)
Unrealized currency gain	568,120	579,453
Total	(8.356,777)	(648,384)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013:
	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Trading Results	$	$

Net realized	(3,781,720)	1,725,464
Net change in unrealized	(4,575,057)	(2,373,848)
Total Trading Results	(8,356,777)	(648,384)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	6,191,960	–	n/a	6,191,960
Forwards	–	827,590	n/a	827,590

Total Assets	6,191,960	827,590	n/a	7,019,550

Liabilities
Futures	5,725,222	–	n/a	5,725,222
Forwards	–	492,410	n/a	492,410

Total Liabilities	5,725,222	492,410	n/a	6,217,632

Unrealized currency loss				(624,412)

*Net fair value	466,738	335,180	n/a	177,506

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	7,876,474	–	n/a	7,876,474
Forwards	–	619,732	n/a	619,732

Total Assets	7,876,474	619,732	n/a	8,496,206

Liabilities
Futures	4,169,335	–	n/a	4,169,335
Forwards	–	571,652	n/a	571,652

Total Liabilities	4,169,335	571,652	n/a	4,740,987

Unrealized currency loss				(1,203,865)

*Net fair value	3,707,139	48,080	n/a	2,551,354

* This amount comprises the “Net unrealized gain on open contracts” on the Statements of Financial Condition.

During the period January 1, 2013 to September 30, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

7.	Other Pronouncements
In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”.  ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

about the investment company’s status as an investment company.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The guidance issued by the FASB on income taxes, clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2013 and December 31, 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10. Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than disclosed below.

Effective October 1, 2013, EMC assigned its obligations, rights and interests to EMC Capital Advisors, LLC (“EMC Capital Advisors”).  EMC Capital Advisors has assumed all of EMC’s obligations under the management agreement, dated as of June 1, 1998, as amended, among the Partnership, the General Partner and EMC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

As of September 30, 2013, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 12.68%; Currency 23.39%; Equity 31.11%; and Commodity 32.82%.

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

As of September 30, 2013, approximately 76.61% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 23.39% is forward contracts which are off-exchange traded.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending September 30, 2013, and June 30, 2013, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of September 30, 2013 (%)	Allocations as of June 30, 2013 (%)	Allocations as of September 30, 2013 ($)	Allocations as of June 30, 2013 ($)	Change during the period %

Altis	25.85	26.03	40,180,363	45,816,709	(12.30)
Graham	17.36	15.86	26,976,948	27,919,278	(3.38)
EMC	16.85	16.84	26,190,002	29,643,518	(11.65)
Northfield	14.24	15.39	22,127,327	27,093,200	(18.33)
Rabar	25.71	25.86	39,953,293	45,518,712	(12.23)

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2013 and 2012, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2013
The Partnership recorded total trading results including interest income totaling $(8,347,734) and expenses totaling $3,293,110 resulting in a net loss of $11,640,844 for the three months ended September 30, 2013.  The Partnership’s net asset value per Unit decreased from $27.71 at June 30, 2013, to $25.85 at September 30, 2013.

During the third quarter, the Partnership posted a loss in net asset value as trading losses in metals, energies, global interest rates, and currencies more than offset gains from trading global stock indices and agriculturals. The most significant losses were incurred within the metals sector, primarily during July and August, from short industrial and precious metals futures positions. Improving economic data from China pushed industrial metals prices higher, while weaker U.S. economic data sent precious metals higher.  Within the energy sector, losses were incurred primarily during September from long positions in gasoil, gasoline, and crude oil futures as prices declined amid concern a potential shutdown of the U.S. government may reduce demand from the world’s largest oil consuming country. Within the global interest rate sector, losses were incurred primarily during July and September from short positions in European bond futures as prices advanced as investor confidence in Europe’s largest economy unexpectedly declined, supporting the case for central-bank action to stimulate growth.  Within the currency sector, losses were incurred primarily during July and August from long positions in the Australian dollar versus the U.S. dollar resulted in losses as the value of the Australian dollar declined to its weakest level in almost three years as speculation the Reserve Bank of Australia will cut borrowing costs curbed demand for the currency. Elsewhere, short positions in the Canadian dollar versus the U.S. dollar resulted in losses as the value of the Canadian dollar advanced after signs of a recovery in the U.S. added to speculation the Bank of Canada will consider tightening monetary policy before the end of next year.  The Partnership’s trading losses for the quarter were partially offset by trading gains achieved within the global stock index sector during September from long positions in European, Asian, and U.S. equity index futures as prices advanced on news of positive employment figures in Europe and the U.S. Federal Reserve’s decision not to curtail its monthly bond purchasing plan. Within the agricultural sector, gains were achieved during August from long soybean futures positions as prices climbed higher amid hot weather in the U.S. and concern of lower crop yields.

The Partnership recorded total trading results including interest income totaling $(592,956) and expenses totaling $10,805,984 resulting in a net loss of $11,398,940 for the nine months ended September 30, 2013.  The Partnership’s net asset value per Unit decreased from $27.76 at December 31, 2012, to $25.85 at September 30, 2013.

During the first nine months of the year, the Partnership posted a loss in net asset value as trading losses in energies, global interest rates, and currencies more than offset gains from trading global stock indices, agricultural, and metals. The most significant losses were incurred within the energy sector primarily during February and September.  During February, losses were incurred from long positions in crude oil and its related products as prices declined on concerns that renewed European debt woes would erode fuel demand. Reports of higher than expected crude oil stockpiles in the U.S. also negatively impacted prices for February.

During September, losses were incurred from long positions in gasoil, gasoline, and crude oil futures as prices declined amid concern a potential shutdown of the U.S. government may reduce demand from the world’s largest oil consuming country.  Within the global interest rate sector, losses were incurred primarily during May from long positions in U.S. and European fixed income futures as prices reversed lower following a positive U.S. employment report and a rise in German sentiment. Within the currency sector, losses were incurred primarily during May from long positions in the New Zealand and Australian dollars versus the U.S. dollar as the values of these currencies declined relative to the U.S. dollar after the Reserve Bank of New Zealand took steps to curb the currency’s strength and the Reserve Bank of Australia cut interest rates. The Partnership’s trading losses for the first nine months of the year were partially offset by trading gains achieved within global stock indices during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports.  These gains were further supplemented by profits from long positions in stock index futures during March, April, and May.  Within the agricultural sector, gains were achieved during May from short positions in sugar futures as prices moved lower on forecasts of large crop yields in Brazil and Thailand. Additional gains were recorded from long positions in soybean futures. In the metals sector, gains were recorded primarily during April and June, from short positions in gold futures as prices declined after U.S. economic data topped estimates, eroding the appeal of gold as a store of value.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.    Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed upon settlement date.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended September 30, 2013 and for the twelve months ended December 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2013, the Partnership’s total capitalization was approximately $155 million.

September 30, 2013

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$6,561,170	4.22

Interest Rate	3,558,847	2.29

Equity	8,728,659	5.62

Commodity	9,207,681	5.92

Total	$28,056,357	18.05

      Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	6,561,170	3,316,514	4,739,548
Interest Rate	6,292,957	2,578,763	4,833,406
Equity	9,734,273	3,900,018	6,698,600
Commodity	11,653,885	1,621,112	10,245,610

* Average of month-end VaR.

As of December 31, 2012, the Partnership’s total capitalization was approximately $196 million.

      December 31, 2012
Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$9,250,555	4.72

Interest Rate	5,611,972	2.86

Equity	9,430,931	4.81

Commodity	7,524,294	3.84

Total	$31,817,752	16.23

      Twelve Months Ended December 31, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	16,017,644	5,232,623	9,619,758
Interest Rate	12,732,887	5,340,391	8,788,681
Equity	12,746,735	3,627,492	8,279,434
Commodity	18,861,229	7,454,507	12,770,414
* Average of month-end VaR.

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

Item 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2013.

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

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the Securities and Exchange Commission (“SEC”) that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, over-the-counter (“OTC”) swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and

Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.	EXHIBITS

10.01	Commodity Futures Customer Agreement, between Morgan Stanley & Co. LLC and the Funds listed on Appendix A thereto dated as of November 12, 2013.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Select L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 13, 2013	By:	/s/Alice Lonero
Alice Lonero
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.