Form 10-Q
period 2014-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2014-08-13
CIK 873799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014 or

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

As of June 30, 2014, 4,523,055.584 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2014 and December 31, 2013	2

	Condensed Schedule of Investments as of June 30, 2014	3

	Condensed Schedule of Investments as of December 31, 2013	4

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2014 and 2013	5

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2014 and 2013	6

	Notes to Financial Statements	7-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37-44

Item 4.	Controls and Procedures	44-45

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46-59

Item 1A.	Risk Factors	59

Item 4.	Mine Safety Disclosures	59

Item 5.	Other Information	59-60

Item 6.	Exhibits	60-61

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS	$	$

Trading Equity:

Unrestricted cash	91,922,428	117,701,386
Restricted cash	21,801,588	26,703,038

Total cash	113,724,016	144,404,424

Net unrealized gain on open contracts	5,755,747	6,652,432

Total Trading Equity	119,479,763	151,056,856

Interest receivable	1,665	1,354

Total Assets	119,481,428	151,058,210

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	3,259,492	3,447,262
Accrued brokerage fees	385,805	750,593
Accrued management fees	153,659	205,988
Payable to MS&Co.	–	127,622

Total Liabilities	3,798,956	4,531,465

Partners’ Capital:

Limited Partners (4,523,055.584 and 5,462,815.917 Units, respectively)	113,899,077	144,651,488
General Partner (70,819.769 and 70,819.769 Units, respectively)	1,783,395	1,875,257

Total Partners’ Capital	115,682,472	146,526,745

Total Liabilities and Partners’ Capital	119,481,428	151,058,210

NET ASSET VALUE PER UNIT	25.18	26.48

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2014 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	3,419,802	2.96
Equity	209,056	0.18
Foreign currency	1,632,010	1.41
Interest rate	1,786,511	1.54

Total Futures and Forward Contracts Purchased	7,047,379	6.09

Futures and Forward Contracts Sold

Commodity	(418,242)	(0.36)
Equity	(22,844)	(0.02)
Foreign currency	(97,733)	(0.08)
Interest rate	(93,563)	(0.08)

Total Futures and Forward Contracts Sold	(632,382)	(0.54)

Unrealized Currency Loss	(659,250)	(0.57)

Net fair value	5,755,747	4.98

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2014	2013	2014	2013
	$	$	$	$
INVESTMENT INCOME
Interest income	4,090	13,859	12,896	46,385

EXPENSES
Brokerage fees	1,188,823	2,818,855	3,258,496	5,764,071
Management fees	476,234	853,869	1,043,541	1,748,803

Total Expenses	1,665,057	3,672,724	4,302,037	7,512,874

NET INVESTMENT LOSS	(1,660,967)	(3,658,865)	(4,289,141)	(7,466,489)

TRADING RESULTS
Trading profit (loss):
Net realized	2,830,671	(3,371,881)	(2,410,188)	5,507,184
Net change in unrealized	2,572,227	2,809,361	(896,685)	2,201,209

Total Trading Results	5,402,898	(562,520)	(3,306,873)	7,708,393

NET INCOME (LOSS)	3,741,931	(4,221,385)	(7,596,014)	241,904

NET INCOME (LOSS) ALLOCATION

Limited Partners	3,685,912	(4,173,758)	(7,504,152)	243,135
General Partner	56,019	(47,627)	(91,862)	(1,231)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.79	(0.67)	(1.30)	(0.05) (1)
General Partner	0.79	(0.67)	(1.30)	(0.05) (1)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	4,869,998.700	8,413,502.103	5,131,264.270	6,753,050.496

* Based on change in net asset value per Unit.

(1)	The decrease in the net asset value per Unit while the Partnership incurred net income for the six months ended June 30, 2013, is due to the timing of redemptions of Units throughout the period.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2013	5,533,635.686	144,651,488	1,875,257	146,526,745

Net Loss	–	(7,504,152)	(91,862)	(7,596,014)

Redemptions	(939,810.333)	(23,248,259)	–	(23,248,259)

Partners’ Capital,
June 30, 2014	4,593,825.353	113,899,077	1,783,395	115,682,472

Partners’ Capital,
December 31, 2012	7,059,632.492	193,760,270	2,213,811	195,974,081

Net Income/(Loss)	–	243,135	(1,231)	241,904

Redemptions	(708,936.623)	(19,974,556)	(250,012)	(20,224,568)

Partners’ Capital,
June 30, 2013	6,350,695.869	174,028,849	1,962,568	175,991,417

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and six months ended June 30, 2014 and 2013 were as follows:
                               For the Three                                                                        For the Six
                        Months Ended June 30,               Months Ended June 30,

	2014	2013	2014	2013
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 24.39	$ 28.38	$ 26.48	$ 27.76

Interest Income	– (3)	– (3)	– (3)	0.01
Expenses	(0.35)	(0.56)	(0.86)	(1.12)
Realized/Unrealized Income (Loss) (1)	1.14	(0.11)	(0.44)	1.06
Net Income (Loss)	0.79	(0.67)	(1.30)	(0.05)

Net asset value, June 30:	$ 25.18	$ 27.71	$ 25.18	$ 27.71

Ratios to average net assets:
Net Investment Loss (2)	(5.7)%	(8.0)%	(7.0)%	(8.0)%
Expenses before Incentive Fees (2)	5.7%	8.0%	7.0%	8.0%
Expenses after Incentive Fees (2)	5.7%	8.0%	7.0%	8.0%
Total return before incentive fees	3.2%	(2.4)%	(4.9)%	(0.2)%
Total return after incentive fees	3.2%	(2.4)%	(4.9)%	(0.2)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees, if applicable).

(3)	A	Amount less than $0.005 per Unit.

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

The net unrealized gains on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2014	5,410,557	345,190	5,755,747	Sep. 2018	Sep. 2014
Dec. 31, 2013	6,193,496	458,936	6,652,432	Dec. 2017	Mar. 2014

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

The Partnership also has credit risk because MS&Co. and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis.  MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net  unrealized gains on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which, in the aggregate, totaled $119,134,573 and $150,597,920 at June 30, 2014 and December 31, 2013, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform.  With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  The primary terms are based on industry standard master netting agreements.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2014 and December 31, 2013, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of June 30, 2014:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
	$	$	$
Assets
Futures	8,291,961	(2,173,996)	6,117,965
Forwards	2,016,050	(1,719,018)	297,032

Total Assets	10,308,011	(3,893,014)	6,414,997

Liabilities
Futures	(2,173,996)	2,173,996	–
Forwards	(1,719,018)	1,719,018	–

Total Liabilities	(3,893,014)	3,893,014	–

Unrealized currency loss			(659,250)

Total net unrealized gain on
open contracts			5,755,747

Offsetting of Derivative Assets and Liabilities as of December 31, 2013:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
	$	$	$
Assets
Futures	9,894,085	(3,011,012)	6,883,073
Forwards	528,063	(69,127)	458,936

Total Assets	10,422,148	(3,080,139)	7,342,009

Liabilities
Futures	(3,011,012)	3,011,012	–
Forwards	(69,127)	69,127	–

Total Liabilities	(3,080,139)	3,080,139	–

Unrealized currency loss			(689,577)

Net unrealized gain on
open contracts			6,652,432

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The effect of Trading Activities on the Statements of Financial Condition as of June 30, 2014:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the six months (absolute quantity)
	$	$	$	$	$

Commodity	4,902,046	(1,482,244)	788,787	(1,207,029)	3,001,560	4,765
Equity	671,547	(462,491)	11,955	(34,799)	186,212	1,292
Foreign currency	1,868,586	(236,576)	177,876	(275,609)	1,534,277	1,993
Interest rate	1,846,643	(60,132)	40,571	(134,134)	1,692,948	5,200
Total	9,288,822	(2,241,443)	1,019,189	(1,651,571)	6,414,997

Unrealized currency loss					(659,250)
Net unrealized gain on open contracts					5,755,747

The effect of Trading Activities on the Statements of Financial Condition as of December 31, 2013:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	561,914	(1,776,263)	2,430,029	(322,157)	893,523	4,153
Equity	3,462,235	–	36,105	(3,696)	3,494,644	1,717
Foreign currency	1,474,046	(124,132)	986,884	(59,129)	2,277,669	3,214
Interest rate	61,862	(636,034)	1,409,073	(158,728)	676,173	5,741
Total	5,560,057	(2,536,429)	4,862,091	(543,710)	7,342,009

Unrealized currency loss					(689,577)
Net unrealized gain on open contracts					6,652,432

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average Number of Contracts Outstanding for the Year (Absolute Quantity)
Option Contracts at Fair Value
	$
Options purchased	–	3
Options written	–	2

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2014 and 2013, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2014 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2014	Ended June 30, 2014
Type of Instrument	$	$

Commodity	698,027	165,054
Equity	2,333,672	(1,912,823)
Foreign currency	(997,847)	(3,011,764)
Interest rate	3,379,639	1,422,335
Unrealized currency gain/(loss)	(10,593)	30,325
Total	5,402,898	(3,306,873)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2014:
	For the Three Months	For the Six Months
	Ended June 30, 2014	Ended June 30, 2014
Trading Results	$	$

Net realized	2,830,671	(2,410,188)
Net change in unrealized	2,572,227	(896,685)
Total Trading Results	5,402,898	(3,306,873)

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
June 30, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	8,291,961	–	n/a	8,291,961
Forwards	1,389,536	626,514	n/a	2,016,050

Total Assets	9,681,497	626,514	n/a	10,308,011

Liabilities
Futures	2,173,996	–	n/a	2,173,996
Forwards	1,437,694	281,324	n/a	1,719,018

Total Liabilities	3,611,690	281,324	n/a	3,893,014

Unrealized currency loss				(659,250)

*Net fair value	6,069,807	345,190	n/a	5,755,747

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	9,894,085	–	n/a	9,894,085
Forwards	–	528,063	n/a	528,063

Total Assets	9,894,085	528,063	n/a	10,422,148

Liabilities
Futures	3,011,012	–	n/a	3,011,012
Forwards	–	69,127	n/a	69,127

Total Liabilities	3,011,012	69,127	n/a	3,080,139

Unrealized currency loss				(689,577)

*Net fair value	6,883,073	458,936	n/a	6,652,432

* This amount comprises the “Net unrealized gain on open contracts” on the Statements of Financial Condition.

During the period from January 1, 2014 to June 30, 2014, and the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2014 and December 31, 2013.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10. Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than those disclosed below.

Effective October 1, 2014, the flat rate brokerage fee, currently equal to an annual rate of 4.0% of the Partnership’s net assets, will be separated into (i) a general partner administrative fee payable to the General Partner equal to an annual rate of 2.0% of the Partnership’s net assets, and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of the Partnership’s net assets. The October 1, 2014 fee changes, in the aggregate, will not exceed the flat rate brokerage fee and, accordingly, there will be no change to the aggregate fees incurred by the Partnership.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Effective the close of business on August 8, 2014, Ceres terminated the management agreement among Ceres, Northfield and the Partnership pursuant to which Northfield ceased all Futures Interests trading on behalf of the Partnership.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of June 30, 2014, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 14.73%; Currency 26.32%; Equity 26.62%; and Commodity 32.33%.

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

As of June 30, 2014, approximately 86.83% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 13.17% is forward contracts which are off-exchange traded.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending June 30, 2014, and March 31, 2014, respectively, and the change during the applicable period.

Trading Advisor	Allocations as of June 30, 2014 (%)	Allocations as of March 31, 2014 (%)	Allocations as of June 30, 2014 ($)	Allocations as of March 31, 2014 ($)	Change during the period %

Rabar	24.21	27.60	28,011,263	33,857,693	(17.27)
Altis	27.41	25.80	31,697,157	31,643,772	0.17
Graham	21.01	18.31	24,303,863	22,462,944	8.20
Northfield	14.93	15.07	17,275,163	18,479,520	(6.52)
EMC Capital Advisors	12.44	13.22	14,395,026	16,209,101	(11.19)

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2014 and 2013, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2014
The Partnership recorded total trading results including interest income totaling $5,403,988 and expenses totaling $1,665,057 resulting in net income of $3,741,931 for the three months ended June 30, 2014.  The Partnership’s net asset value per Unit increased from $24.39 at March 31, 2014 to $25.18 at June 30, 2014.

During the second quarter, the Partnership posted a gain in net asset value per Unit as trading gains in the global interest rate, global stock index, agricultural, and energy sectors more than offset losses in the currency and metals markets.  The most significant gains were achieved within the global interest rate sector, primarily during May, from long positions in European and U.S. fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt.  Within the global stock index sector, gains were recorded primarily during May and June from long positions in U.S. equity index futures as prices rallied after positive economic data from employment to housing figures fueled speculation the U.S. economy was rebounding from its first quarter contraction.  Within the agricultural sector, gains were recorded during June from long positions in cattle futures as prices moved higher as droughts in Texas and California continued to limit U.S. herd levels.  Within the energy sector, gains were recorded during June from long positions in crude oil futures as prices increased during the first half of June on speculation tensions in Iraq and Libya would curtail oil exports from the Middle East.  Additional gains were recorded from long positions in gasoline futures as prices rallied after reports indicated U.S. gasoline demand was higher during June than previously predicted.  A portion of the Partnership’s gains for the quarter was offset by losses experienced within the currency sector, primarily during May, from long positions in the euro as its value declined as a gauge of German business confidence fell, adding to signs that may prompt the European Central Bank to boost stimulus. Additional losses in this sector were recorded from positions in the Japanese yen, Swiss franc, and Canadian dollar.  Within the metals sector, losses were incurred during May from short positions in copper futures as prices advanced on speculation that demand will climb after gauges of manufacturing advanced more than estimated in China and the U.S., the world’s largest consumers of the metal.

The Partnership recorded total trading results including interest income totaling $(3,293,977) and expenses totaling $4,302,037 resulting in a net loss of $7,596,014 for the six months ended June 30, 2014.  The Partnership’s net asset value per Unit decreased from $26.48 at December 31, 2013 to $25.18 at June 30, 2014.

During the first six months of the year, the Partnership posted a loss in net asset value per Unit as gains in the agricultural and global interest rate sectors were more than offset by trading losses in the metals, currency, energy, and global stock index sectors.  The most significant losses were recorded within the metals sector, primarily during January and February, from short positions in gold futures as prices moved higher after geo-political turmoil and concern over the strength of the U.S. economy increased demand for the precious metal. Additional losses were incurred during January from long positions in copper futures as prices declined on speculation that rising borrowing costs in emerging markets will dampen economic growth, eroding demand for industrial metals.  Within the currency sector, losses were incurred during January from long positions in the euro versus the U.S. dollar as the value of the euro declined after reports showed German industrial confidence during December was lower than previously forecast.  Additional losses in this sector were recorded from positions in the Japanese yen and Swiss franc.  Within the energy complex, losses were incurred during March from long positions in crude oil and its related products as prices declined in the first half of the month on speculation that U.S. inventories climbed higher.  Within the global stock index sector, losses were recorded during January from long positions in Pacific Rim and European equity index futures as prices declined amid growing concern the global economic recovery is faltering.  A portion of the Partnership’s losses during the first six months of the year was offset by gains experienced within the agricultural sector during January and February primarily from long positions in soybean and soybean meal futures as prices advanced after adverse weather conditions in the U.S. and Brazil lowered crop estimates.  Additional gains were recorded from long positions in livestock futures as prices trended higher throughout a majority of the first six months of the year.  Within the global interest rate sector, gains were experienced during May from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of June 30, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended June 30, 2014 and for the twelve months ended December 31, 2013.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of June 30, 2014, the Partnership’s total capitalization was approximately $116 million.

June 30, 2014

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$6,603,824	5.71%

Interest Rate	3,696,696	3.20%

Equity	6,679,663	5.77%

Commodity	8,112,106	7.01%

Total	$25,092,289	21.69%

      Three Months Ended June 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$6,603,824	$4,456,236	$5,561,488
Interest Rate	$4,562,337	$2,966,866	$3,701,651
Equity	$7,470,335	$4,035,846	$5,763,325
Commodity	$8,601,131	$6,885,475	$7,840,453

* Average month-end VaR.

As of December 31, 2013, the Partnership’s total capitalization was approximately $147 million.

      December 31, 2013
Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$5,496,987	3.75%

Interest Rate	4,713,020	3.22%

Equity	7,859,180	5.36%

Commodity	10,980,753	7.49%

Total	$29,049,940	19.82%

      Twelve Months Ended December 31, 2013
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$9,941,787	$3,316,514	$5,394,862
Interest Rate	$7,790,519	$3,489,619	$4,951,172
Equity	$12,772,902	$3,723,397	$8,356,980
Commodity	$12,560,876	$6,908,991	$10,053,266
* Average month-end VaR.

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

Item 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2014.

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

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission (“SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of National Futures Association (“NFA”).

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”).  The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al.  The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint.  At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10,

2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of

America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012.  The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013.  On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification.  On January 31, 2014, plaintiffs filed a second amended complaint.  The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure.  In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors.  The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing.  On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013.  On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007.  Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION
The registrant does not have a board of directors.  The registrant’s General Partner is managed by a board of directors.

Effective July 11, 2014, Ms. Alice Lonero no longer serves as Chief Financial Officer of the General Partner.

Effective July 14, 2014, Mr. Steven Ross was appointed Chief Financial Officer of the General Partner.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014.  Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley.  Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley.  Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co.  From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms.  Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997.  Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Item 5.  OTHER INFORMATION

Item 6.	EXHIBITS

10.01	Alternative Investment Placement Agent Agreement, dated as of October 1, 2014, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Select L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 13, 2014	By:	/s/Steven Ross
Steven Ross
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.