Form 10-Q
period 2015-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2015-05-13
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015 or

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

(855) 672-4468

Registrant’s telephone number, including area code

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

Yes X     No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X     No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _	Accelerated filer _	Non-accelerated filer X	Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _    No X

As of March 31, 2015, 3,735,989.586 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (Unaudited)	December 31, 2014
	$	$
ASSETS
Trading Equity:
Unrestricted cash	103,394,751	101,238,145
Restricted cash	16,739,135	13,490,625

Total cash	120,133,886	114,728,770

Net unrealized gain on open contracts	2,020,480	5,792,535

Total Trading Equity	122,154,366	120,521,305
Interest receivable	659	565

Total Assets	122,155,025	120,521,870

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Redemptions payable to Limited Partners	1,350,771	2,079,936
Redemptions payable to General Partner	76,663	—
Accrued ongoing placement agent fee	201,986	195,005
Accrued administrative fees	201,986	195,005
Accrued management fees	177,435	169,133

Total Liabilities	2,008,841	2,639,079

Partners’ Capital:
Limited Partners (3,735,989.586 and 3,861,976.161 Units, respectively)	118,839,215	116,569,858
General Partner (41,087.640 and 43,497.666 Units, respectively)	1,306,969	1,312,933

Total Partners’ Capital	120,146,184	117,882,791

Total Liabilities and Partners’ Capital	122,155,025	120,521,870

NET ASSET VALUE PER UNIT	31.81	30.18

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2015 (Unaudited)

	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Futures and Forward Contracts Purchased
Commodity	(389,820)	(0.32)
Equity	510,228	0.42
Foreign currency	(344,274)	(0.29)
Interest rate	1,507,775	1.26

Total Futures and Forward Contracts Purchased	1,283,909	1.07

Futures and Forward Contracts Sold
Commodity	1,886,767	1.57
Equity	(1,265)	—
Foreign currency	(362,993)	(0.30)
Interest rate	4,463	— (1)

Total Futures and Forward Contracts Sold	1,526,972	1.27

Unrealized Currency Loss	(790,401)	(0.66)

Net fair value	2,020,480	1.68

(1)	Amount less than 0.005%.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2014

	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Futures and Forward Contracts Purchased
Commodity	(1,909,532)	(1.62)
Equity	236,709	0.20
Foreign currency	52,035	0.04
Interest rate	2,928,753	2.48

Total Futures and Forward Contracts Purchased	1,307,965	1.11

Futures and Forward Contracts Sold
Commodity	4,259,593	3.61
Equity	(97,922)	(0.08)
Foreign currency	991,501	0.84
Interest rate	1,345	— (1)

Total Futures and Forward Contracts Sold	5,154,517	4.37

Unrealized Currency Loss	(669,947)	(0.57)

Net fair value	5,792,535	4.91

(1)	Amount less than 0.005%.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	$	$
INVESTMENT INCOME
Interest income	2,157	8,806

EXPENSES
Administrative fees	605,871	—
Ongoing placement agent fees	605,871	—
Management fees	529,405	567,307
Brokerage fees	—	2,069,673

Total Expenses	1,741,147	2,636,980

NET INVESTMENT LOSS	(1,738,990)	(2,628,174)

TRADING RESULTS
Trading profit (loss) on investments:
Net realized	11,871,018	(5,240,859)
Net change in unrealized	(3,772,055)	(3,468,912)

Total Trading Results	8,098,963	(8,709,771)

NET INCOME (LOSS)	6,359,973	(11,337,945)

NET INCOME (LOSS) ALLOCATION
Limited Partners	6,289,274	(11,190,064)
General Partner	70,699	(147,881)
NET INCOME (LOSS) PER UNIT*
Limited Partners	1.63	(2.09)
General Partner	1.63	(2.09)

	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	3,863,864.585	5,395,432.790

*	Represents the change in net asset value per Unit during the period.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital, December 31, 2014	3,905,473.827	116,569,858	1,312,933	117,882,791
Net Income	—	6,289,274	70,699	6,359,973
Redemptions	(128,396.601)	(4,019,917)	(76,663)	(4,096,580)

Partners’ Capital, March 31, 2015	3,777,077.226	118,839,215	1,306,969	120,146,184

Partners’ Capital, December 31, 2013	5,533,635.686	144,651,488	1,875,257	146,526,745
Net Loss	—	(11,190,064)	(147,881)	(11,337,945)
Redemptions	(505,048.067)	(12,535,770)	—	(12,535,770)

Partners’ Capital, March 31, 2014	5,028,587.619	120,925,654	1,727,376	122,653,030

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1. Organization

Morgan Stanley Smith Barney Spectrum Select L.P. (the “Partnership”) is a Delaware limited partnership organized in 1991 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 5. Financial Instruments). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Technical L.P. and Morgan Stanley Smith Barney Spectrum Strategic L.P.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The clearing commodity broker for the Partnership is Morgan Stanley & Co. LLC (“MS&Co.”). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Altis Partners (Jersey) Limited (“Altis”), EMC Capital Management, Inc. (“EMC”), Graham Capital Management, L.P. (“Graham”) and Rabar Market Research, Inc. (“Rabar”) (individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2015 and December 31, 2014 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2014, Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Use of Estimates: The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Partnership’s Investments: The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

Restricted and Unrestricted Cash: As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Investment Company Status: The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on management’s assessment, the Partnership has been deemed to be an investment company since inception.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. Management has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with investment company guidance. See Note 3. Financial Highlights.

New Accounting Pronouncements: In May 2015 Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at net asset value be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU requires entities to provide the disclosures in Accounting Standards Codification 820-10-50-6A only for investments for which they elect to use the net asset value practical expedient to determine fair value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, early adoption is permitted. Management is currently evaluating the impact that the new pronouncement would have on the Partnership’s financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. Financial Highlights

Financial highlights for the limited partner class for the three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March 31,
	2015	2014
Per Unit Operating Performance:
Net asset value, January 1:	$30.18	$26.48

Interest Income	— (2)	— (2)
Expenses	(0.46)	(0.50)
Realized/Unrealized Gains/(Losses)	2.09	(1.59)

Net Income/(Loss)	1.63	(2.09)

Net asset value, March 31:	$31.81	$24.39

Ratios to average net assets:
Net Investment Loss (1)	(5.8)%	(8.2)%
Expenses before Incentive Fees (1)	5.8%	8.2%
Expenses after Incentive Fees (1)	5.8%	8.2%
Total return before incentive fees	5.4%	(7.9)%
Total return after incentive fees	5.4%	(7.9)%

(1)	Annualized (except for incentive fees, if applicable).
(2)	Amount less than $0.005 per Unit.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

4. Related Party Transactions

The Partnership’s cash is on deposit in commodity brokerage accounts with Morgan Stanley. Monthly, MS&Co. pays the Partnership interest income on 100% of the average daily equity maintained in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

U.S. Treasury bill discount rate. MS&Co. retains any interest earned in excess of the interest paid to the Partnership. For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received. The Partnership pays a general partner administrative fee to the General Partner and an ongoing placement agent fee to Morgan Stanley Wealth Management. Prior to October 2014, a flat rate brokerage fee was payable to MS&Co. The General Partner pays or reimburses the Partnership for all fees and costs charged or incurred by MS&Co., the General Partner and/or its affiliates or any other entity acting as a commodity broker for the Partnership. For the three months ended March 31, 2015, the fees were $100,241.

5. Financial Instruments

The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts. The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized trading profit (loss)” on open contracts from one period to the next on the Statements of Income and Expenses. The Partnership’s contracts are accounted for on a trade-date basis. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The net unrealized gains on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Mar. 31, 2015	2,628,528	(608,048)	2,020,480	Jun. 2019	Jun. 2015
Dec. 31, 2014	5,296,681	495,854	5,792,535	Mar. 2019	Mar. 2015

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract. The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition. The net unrealized gain (loss) on open contracts are further disclosed gross by type of contract and corresponding fair value level in Note 7. Fair Value Measurements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because MS&Co. and/or MSCG act as the commodity futures brokers, or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which, in the aggregate, totaled $122,762,414 and $120,025,451 at March 31, 2015 and December 31, 2014, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. The primary terms are based on industry standard master netting agreements. These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

6. Derivatives and Hedging

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of March 31, 2015, and December 31, 2014, respectively.

Offsetting of Derivative Assets and Liabilities as of March 31, 2015:

					Gross amounts not offset in the Statements of Financial Condition
	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition		Financial Instruments	Cash Collateral Received/Pledged**	Net Amount
	$	$	$		$	$	$
Assets
Futures	4,621,916	(1,654,143)	2,967,773	*	—	—	2,967,773
Forwards	1,911,564	(1,911,564)	—		—	—	—

Total Assets	6,533,480	(3,565,707)	2,967,773		—	—	2,967,773

Liabilities
Futures	(1,654,143)	1,654,143	—		—	—	—
Forwards	(2,068,456)	1,911,564	(156,892	)*	—	—	(156,892)

Total Liabilities	(3,722,599)	3,565,707	(156,892)		—	—	(156,892)

Unrealized currency loss			(790,401	)*			(790,401)

Total net unrealized gain on open contracts			2,020,480				2,020,480 **

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of December 31, 2014:

					Gross amounts not offset in the Statements of Financial Condition
	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition		Financial Instruments	Cash Collateral Received/Pledged**	Net Amount
	$	$	$		$	$	$
Assets
Futures	7,228,527	(1,519,724)	5,708,803	*	—	—	5,708,803
Forwards	2,346,025	(1,592,346)	753,679	*	—	—	753,679

Total Assets	9,574,552	(3,112,070)	6,462,482		—	—	6,464,482

Liabilities
Futures	(1,519,724)	1,519,724	—		—	—	—
Forwards	(1,592,346)	1,592,346	—		—	—	—

Total Liabilities	(3,112,070)	3,112,070	—		—	—	—

Unrealized currency loss			(669,947	)*			(669,947)

Total net unrealized gain on open contracts			5,792,535				5,792,535	**

*	Included as a component of “Net unrealized gain on open contracts” on the Statements of Financial Condition.
**	In the event of default by the Partnership, MS&Co., the sole counterparty to the Partnership’s derivative contracts, has the right to offset the Partnership’s obligation with the cash held by the Partnership, thereby minimizing the counterparty’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition.

The effect of Trading Activities on the Statements of Financial Condition as of March 31, 2015:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the three months (absolute quantity)
	$	$	$	$	$
Commodity	659,882	(1,049,702)	2,824,090	(937,323)	1,496,947	3,491
Equity	884,274	(374,046)	4,489	(5,754)	508,963	870
Foreign currency	153,916	(498,190)	434,016	(797,009)	(707,267)	971
Interest rate	1,564,830	(57,055)	7,983	(3,520)	1,512,238	4,593

Total	3,262,902	(1,978,993)	3,270,578	(1,743,606)	2,810,881

Unrealized currency loss					(790,401)

Net unrealized gain on open contracts					2,020,480

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The effect of Trading Activities on the Statements of Financial Condition as of December 31, 2014:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	282,336	(2,191,868)	4,475,726	(216,133)	2,350,061	4,302
Equity	515,619	(278,910)	7,778	(105,700)	138,787	1,107
Foreign currency	161,381	(109,346)	1,083,928	(92,427)	1,043,536	1,707
Interest rate	3,045,534	(116,781)	2,250	(905)	2,930,098	4,621

Total	4,004,870	(2,696,905)	5,569,682	(415,165)	6,462,482

Unrealized currency loss					(669,947)

Total net unrealized gain on open contracts					5,792,535

The following tables summarize the net trading results of the Partnership for the three months ended March 31, 2015 and 2014, respectively.

The effect of Trading Activities on the Statements of Income and Expenses for the Three Months Ended March 31, 2015 included in Total Trading Results:

Type of Instrument	$
Commodity	(810,150)
Equity	1,827,989
Foreign currency	3,385,022
Interest rate	3,816,556
Unrealized currency loss	(120,454)

Total	8,098,963

Line items on the Statements of Income and Expenses for the Three Months Ended March 31, 2015:

Trading Results	$
Net realized	11,871,018
Net change in unrealized	(3,772,055)

Total Trading Results	8,098,963

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The effect of Trading Activities on the Statements of Income and Expenses for the Three Months Ended March 31, 2014 included in Total Trading Results:

Type of Instrument	$
Commodity	(532,973)
Equity	(4,246,495)
Foreign currency	(2,013,917)
Interest rate	(1,957,304)
Unrealized currency gain	40,918

Total	(8,709,771)

Line items on the Statements of Income and Expenses for the Three Months Ended March 31, 2014:

Trading Results	$
Net realized	(5,240,859)
Net change in unrealized	(3,468,912)

Total Trading Results	(8,709,771)

7. Fair Value Measurements

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1—unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2—inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates and credit risk); and Level 3—unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entire requires judgment, and consideration of factors on its investments.

Transfers between levels are recognized at the end of the reporting period. During the period from January 1, 2015 to March 31, 2015, and the twelve months ended December 31, 2014, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

March 31, 2015	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	4,621,916	—	n/a	4,621,916
Forwards	1,593,081	318,483	n/a	1,911,564

Total Assets	6,214,997	318,483	n/a	6,533,480

Liabilities
Futures	1,654,143	—	n/a	1,654,143
Forwards	1,141,925	926,531	n/a	2,068,456

Total Liabilities	2,796,068	926,531	n/a	3,722,599

Unrealized currency loss				(790,401)

*Net fair value	3,418,929	(608,048)	n/a	2,020,480

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

December 31, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	7,228,527	—	n/a	7,228,527
Forwards	1,699,736	646,289	n/a	2,346,025

Total Assets	8,928,263	646,289	n/a	9,574,552

Liabilities
Futures	1,519,724	—	n/a	1,519,724
Forwards	1,441,911	150,435	n/a	1,592,346

Total Liabilities	2,961,635	150,435	n/a	3,112,070

Unrealized currency loss				(669,947)

*Net fair value	5,966,628	495,854	n/a	5,792,535

*	This amount comprises the “Net unrealized gain on open contracts” on the Statements of Financial Condition.

8. Subsequent Events

Management of the Partnership performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2015, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 17.14%; Currency 25.36%; Equity 26.56%; and Commodity 30.94%.

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

As of March 31, 2015, approximately 84.58% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 15.42% is forward contracts which are off-exchange traded.

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

Prior to August 8, 2014, Northfield traded the Diversified Program on behalf of the Partnership. The Diversified Program was conceived, tested, and refined by Northfield’s principals. The approach was fully computerized and nondiscretionary. Money management principles were a critical element of the Diversified Program and had been carefully constructed and were rigorously applied to minimize risk exposure and to protect asset appreciation.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of March 31, 2015 and December 31, 2014, respectively, and the change during the three months ended March 31, 2015.

Trading Advisor	Allocations as of March 31, 2015 (%)	Allocations as of December 31, 2014 (%)	Allocations as of March 31, 2015($)	Allocations as of December 31, 2014 ($)	Change during the period (%)
Graham	32.16	31.96	38,638,417	37,682,279	2.54
Rabar	32.17	31.83	38,648,907	37,517,394	3.02
Altis	22.76	24.05	27,349,937	28,352,637	(3.54)
EMC	12.91	12.16	15,508,923	14,330,481	8.22

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2015 and 2014, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 22 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” on open contracts, and recorded as “Net realized trading profit (loss)” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fee, brokerage fees, administrative fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

Management of Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three Months Ended March 31, 2015

The Partnership recorded total trading results including interest income totaling $8,101,120 and expenses totaling $1,741,147, resulting in net income of $6,359,973 for the three months ended March 31, 2015. The Partnership’s net asset value per Unit increased from $30.18 at December 31, 2014 to $31.81 at March 31, 2015.

During the first quarter, the Partnership posted a gain in net asset value as trading profits in global interest rates, currencies, global stock index, and metals more than offset losses in the energy and agricultural sectors. The most significant gains were recorded in the global interest rate sector during January from long positions in U.S. fixed income futures as prices rose as tumbling oil prices crimped the outlook for inflation and fueled speculation the U.S. Federal Reserve may delay an interest-rate increase. Additional gains were experienced in the global interest rate sector during March from long positions in European fixed income futures as prices rose amid concern that Greece’s solvency will erode, boosting demand for the relative safety of government debt. Within the currency sector, gains were experienced primarily in January from short positions in the euro versus the Swiss franc as the value of the Swiss franc soared against currencies globally after the Swiss National Bank abandoned its exchange-rate cap, which maintained a minimum exchange-rate for the Swiss franc against the euro. Additional gains were recorded from positions in the Canadian dollar and Australian dollar. Within the global stock index sector, gains were recorded primarily during February from long positions in European, U.S., and Asian equity index futures as prices advanced after euro-area finance ministers reached a provisional deal to keep financial aid flowing to Greece for four more months if the nation meets conditions on economic reforms. Positive global macro-economic signals also spurred investor sentiment and boosted prices. Within the metals sector, gains were experienced primarily during January from short positions in copper futures as prices declined after a report showed manufacturing contracted for a second straight month in China.

The Partnership’s gains for the quarter were partially offset by losses incurred within the energy sector during February from short positions in crude oil and its related products, particularly gas oil and heating oil, as prices rallied on signs of higher demand and lower supply, including more bullish forecasts from both the Organization of the Petroleum Exporting Countries (“OPEC”) and the U.S. government. Within the agricultural sector, losses were incurred primarily during January from long positions in cocoa futures as prices declined amid weakening demand. Smaller losses were recorded from trading soybean futures.

For the Three Months Ended March 31, 2014

The Partnership recorded total trading results including interest income totaling $(8,700,965) and expenses totaling $2,636,980 resulting in a net loss of $11,337,945 for the three months ended March 31, 2014. The Partnership’s net asset value per Unit decreased from $26.48 at December 31, 2013 to $24.39 at March 31, 2014.

During the first quarter, the Partnership posted a loss in net asset value as trading gains in the agricultural sector were more than offset by trading losses in the global stock index, metals, energy, global interest rate, and currency sectors. The most significant losses were recorded within the global stock index sector during January from long positions in Pacific Rim and European equity index futures as prices declined amid growing concern the global economic recovery is faltering. Within the metals markets, losses were incurred primarily in January and February from short positions in gold futures as prices moved higher after geo-political turmoil and concern over the strength of the U.S. economy increased demand for the precious metal. Additional losses were incurred during January from long positions in copper futures as prices declined on speculation that rising borrowing costs in emerging markets would dampen economic growth, eroding demand for industrial metals. Within the energy complex, losses were incurred during March from long positions in crude oil and its related products as prices declined in the first half of March on speculation that U.S. inventories climbed higher. Within the global interest rate sector, losses were recorded during March from long positions in European and U.S. fixed income futures as prices declined as U.S. Federal Reserve Chair Janet Yellen brought forward forecasts for higher U.S. interest rates, dampening demand for the relative “safety” of fixed-income assets. Within the currency sector, losses were incurred during January from long positions in the euro versus the U.S. dollar as the value of the euro declined after reports showed German industrial confidence during December was lower than previously forecast. Losses were also recorded from short positions in the Japanese yen as the relative value of the currency increased during January. Additional losses in this sector were recorded from various crossrate currency positions.

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

VaR is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership could result in actual trading or non-trading losses far beyond the indicated VaR or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to VaR or by the Partnership’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership as the measure of its VaR. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%—99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended March 31, 2015 and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of March 31, 2015, the Partnership’s total capitalization was approximately $120 million.

	March 31, 2015
Primary Market Risk Category	VaR	% of Total Capitalization
Currency	$4,837,246	4.03%
Interest Rate	3,269,632	2.72%
Equity	5,066,241	4.22%
Commodity	5,898,965	4.91%

Total	$19,072,084	15.88%

	Three Months Ended March 31, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$5,438,762	$1,443,178	$2,870,669
Interest Rate	$4,289,945	$2,662,346	$3,436,332
Equity	$5,564,252	$2,613,936	$3,692,846
Commodity	$6,318,430	$4,744,140	$5,612,516

*	Average month-end VaR.

As of December 31, 2014, the Partnership’s total capitalization was approximately $118 million.

	December 31, 2014
Primary Market Risk Category	VaR	% of Total Capitalization
Currency	$3,463,207	2.94%
Interest Rate	4,154,671	3.52%
Equity	2,683,857	2.28%
Commodity	5,732,389	4.86%

Total	$16,034,124	13.60%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$6,606,820	$2,634,268	$4,468,570
Interest Rate	$5,550,639	$1,800,797	$3,735,079
Equity	$8,988,951	$1,498,591	$4,988,238
Commodity	$10,980,753	$4,544,149	$7,230,083

*	Average of month-end VaR.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures—except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2015.

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

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

Other Litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co. in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against MS&Co. have not yet been set for trial. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $66 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $108 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $108 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $41 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $41 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $64 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $64 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $71 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $71 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On September 12, 2014, MS&Co. filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, MS&Co. filed an amended answer to the complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $289 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $289 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $204 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $204 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation.

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne structured investment vehicle”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne structured investment vehicle were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne structured investment vehicle. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne structured investment vehicle. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied the defendants’ motion to dismiss the amended complaint on August 22, 2013, and granted class certification on October 17, 2013. On October 30, 2013, the defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, the plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation, which received preliminary court approval December 2, 2014. The final approval hearing is scheduled for July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled, Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, which had been pending in the SDNY, was a putative class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. On December 18, 2014, the parties’ agreement to settle the litigation received final court approval, and on December 19, 2014, the court entered an order dismissing the action.

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

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

*	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Smith Barney Spectrum Select L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 13, 2015	By:	/s/ Steven Ross

Steven Ross
Chief Financial Officer

	By:	/s/ Patrick T. Egan

Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.