Form 10-Q
period 2015-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2015-08-12
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2015, 3,553,517.550 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (Unaudited)	December 31, 2014
	$	$
ASSETS

Trading Equity:

Investments in U.S. Treasury bills, at fair value (amortized cost $77,949,255 and $0, respectively)	77,949,255	—
Unrestricted cash	18,934,934	101,238,145
Restricted cash	13,737,690	13,490,625
Net unrealized gain (loss) on open contracts	(3,157,888)	5,792,535

Total Trading Equity	107,463,991	120,521,305

Interest receivable	—	565

Total Assets	107,463,991	120,521,870

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Redemptions payable	1,752,346	2,079,936
Accrued ongoing placement agent fee	189,778	195,005
Accrued administrative fees	189,778	195,005
Accrued management fees	165,807	169,133

Total Liabilities	2,297,709	2,639,079

Partners’ Capital:

Limited Partners (3,606,094.038 and 3,861,976.161 Units, respectively)	103,981,522	116,569,858
General Partner (41,087.640 and 43,497.666 Units, respectively)	1,184,760	1,312,933

Total Partners’ Capital	105,166,282	117,882,791

Total Liabilities and Partners’ Capital	107,463,991	120,521,870

NET ASSET VALUE PER UNIT	28.83	30.18

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

CONDENSED SCHEDULE OF INVESTMENTS

June 30, 2015 (Unaudited)

Futures and Forward Contracts Purchased	Fair Value	% of Partners’ Capital
	$
Commodity	(1,795,473)	(1.71)
Equity	(653,809)	(0.62)
Foreign currency	380,242	0.36
Interest rate	272,921	0.26

Total Futures and Forward Contracts Purchased	(1,796,119)	(1.71)

Futures and Forward Contracts Sold

Commodity	(1,018,890)	(0.97)
Equity	292,317	0.28
Foreign currency	189,780	0.18
Interest rate	(48,576)	(0.05)

Total Futures and Forward Contracts Sold	(585,369)	(0.56)

Unrealized Currency Loss	(776,400)	(0.74)

Investments in U.S. Treasury bills

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$13,800,000	10/15/2015	U.S. Treasury bills, 0.005% (amortized cost of $13,799,793)	13,799,793	13.12
$25,000,000	09/24/2015	U.S. Treasury bills, 0.025% (amortized cost of $24,999,842)	24,999,842	23.77
$25,000,000	09/24/2015	U.S. Treasury bills, 0.025% (amortized cost of $24,999,842)	24,999,842	23.77
$14,150,000	10/15/2015	U.S. Treasury bills, 0.005% (amortized cost of $14,149,778)	14,149,778	13.46

Total Investments in U.S. Treasury bills			77,949,255	74.12

Net Fair Value			74,791,367	71.11

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2014

Futures and Forward Contracts Purchased	Fair Value	% of Partners’ Capital
	$
Commodity	(1,909,532)	(1.62)
Equity	236,709	0.20
Foreign currency	52,035	0.04
Interest rate	2,928,753	2.48

Total Futures and Forward Contracts Purchased	1,307,965	1.11

Futures and Forward Contracts Sold

Commodity	4,259,593	3.61
Equity	(97,922)	(0.08)
Foreign currency	991,501	0.84
Interest rate	1,345	— (1)

Total Futures and Forward Contracts Sold	5,154,517	4.37

Unrealized Currency Loss	(669,947)	(0.57)

Net fair value	5,792,535	4.91

(1)	Amount less than 0.005%.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	$	$	$	$
INVESTMENT INCOME
Interest income	1,767	4,090	3,924	12,896

EXPENSES
Administrative fees	582,338	—	1,188,209	—
Ongoing placement agent fees	582,338	—	1,188,209	—
Management fees	508,757	476,234	1,038,162	1,043,541
Brokerage fees	—	1,188,823	–	3,258,496

Total Expenses	1,673,433	1,665,057	3,414,580	4,302,037

NET INVESTMENT LOSS	(1,671,666)	(1,660,967)	(3,410,656)	(4,289,141)

TRADING RESULTS
Trading profit (loss):
Net realized	(4,248,789)	2,830,671	7,622,229	(2,410,188)
Net change in unrealized	(5,178,368)	2,572,227	(8,950,423)	(896,685)

Total Trading Results	(9,427,157)	5,402,898	(1,328,194)	(3,306,873)

NET INCOME (LOSS)	(11,098,823)	3,741,931	(4,738,850)	(7,596,014)

NET INCOME (LOSS) ALLOCATION

Limited Partners	(10,976,614)	3,685,912	(4,687,340)	(7,504,152)
General Partner	(122,209)	56,019	(51,510)	(91,862)

NET INCOME (LOSS) PER UNIT *

Limited Partners	(2.98)	0.79	(1.35)	(1.30)
General Partner	(2.98)	0.79	(1.35)	(1.30)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	3,740,970.066	4,869,998.700	3,802,077.838	5,131,264.270

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
		$	$	$
Partners’ Capital, December 31, 2014	3,905,473.827	116,569,858	1,312,933	117,882,791
Net Loss	—	(4,687,340)	(51,510)	(4,738,850)
Redemptions	(258,292.149)	(7,900,996)	(76,663)	(7,977,659)

Partners’ Capital, June 30, 2015	3,647,181.678	103,981,522	1,184,760	105,166,282

Partners’ Capital, December 31, 2013	5,533,635.686	144,651,488	1,875,257	146,526,745
Net Loss	—	(7,504,152)	(91,862)	(7,596,014)
Redemptions	(939,810.333)	(23,248,259)	—	(23,248,259)

Partners’ Capital, June 30, 2014	4,593,825.353	113,899,077	1,783,395	115,682,472

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

The clearing commodity broker for the Partnership is Morgan Stanley & Co. LLC (“MS&Co.”). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The trading advisors to the Partnership are Altis Partners (Jersey) Limited (“Altis”), EMC Capital Management, Inc. (“EMC”), Graham Capital Management, L.P. (“Graham”) and Rabar Market Research, Inc. (“Rabar”) (individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

During June 2015, the General Partner determined to invest a portion of the Partnership’s excess cash (the Partnership’s assets not used for futures interest trading or required margin for such trading) in United States (“U.S.”) Treasury bills and/or other permitted investments. The Partnership will receive interest on U.S. Treasury bills or other permitted investments at the relevant coupon rate. There will be no change to the treatment of the excess cash not invested in U.S. Treasury bills or other permitted investments. The General Partner intends to hold the U.S. Treasury bills until maturity, but in the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s accounts in order to avoid early liquidation of U.S. Treasury bills.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2015, and the results of its operations for the three and six months ended June 30, 2015 and 2014, and changes in partners’ capital for the six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2014 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported separately on the Statements of Income and Expenses and Changes in Partners’ Capital as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage commissions.

Partnership’s Investments: The fair value of exchange-traded futures, options and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are fair valued at amortized cost which approximates fair value.

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

Investment Company Status: The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on management’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with investment company guidance. See Note 3. Financial Highlights.

New Accounting Pronouncements: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at net asset value be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. Financial Highlights

Financial highlights for the limited partner class for the three and six months ended June 30, 2015 and 2014 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Per Unit operating performance:
Net asset value at the beginning of period:	$31.81	$24.39	$30.18	$26.48

Net Investment Loss (2)	(0.45)	(0.35)	(0.90)	(0.86)
Realized/Unrealized Gain (Loss)	(2.53)	1.14	(0.45)	(0.44)

Net Gain (Loss)	(2.98)	0.79	(1.35)	(1.30)

Net asset value, June 30:	$28.83	$25.18	$28.83	$25.18

Ratios to average net assets: (1)
Net Investment Loss (2)	(5.9)%	(5.7)%	(5.9)%	(7.0)%
Expenses before Incentive Fees	5.9%	5.7%	5.9%	7.0%
Incentive Fees	— (3)	— (3)	— (3)	— (3)
Expenses after Incentive Fees	5.9%	5.7%	5.9%	7.0%
Total return before Incentive Fees	(9.4)%	3.2%	(4.5)%	(4.9)%
Incentive Fees	— (3)	— (3)	— (3)	— (3)
Total return after Incentive Fees	(9.4)%	3.2%	(4.5)%	(4.9)%

(1)	Annualized (except for incentive fees if applicable).
(2)	Interest income less total expenses.
(3)	Amount less than $0.005 per Unit.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

4. Related Party Transactions

The Partnership’s cash is on deposit in commodity brokerage accounts with Morgan Stanley. For excess cash which is not invested by the General Partner in U.S. Treasury bills and/or other permitted investments, monthly, MS&Co. pays the Partnership interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. retains any interest earned in excess of the interest paid by MS&Co. to the Partnership. For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received. The Partnership pays a general partner

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

administrative fee to the General Partner and an ongoing placement agent fee to Morgan Stanley Wealth Management. Prior to October 2014, a flat rate brokerage fee was payable to MS&Co. The General Partner pays or reimburses the Partnership for all fees and costs charged or incurred by MS&Co., the General Partner and/or its affiliates or any other entity acting as a commodity broker for the Partnership.

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2015	(3,289,435)	131,547	(3,157,888)	Jun. 2017	Sep. 2015
Dec. 31, 2014	5,296,681	495,854	5,792,535	Mar. 2019	Mar. 2015

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which, in the aggregate, totaled $29,383,189 and $120,025,451 at June 30, 2015 and December 31, 2014, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with the counterparty. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and the counterparty’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of U.S. Treasury bills futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The U.S. Treasury bills futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.

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

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of June 30, 2015, and December 31, 2014, respectively.

Offsetting of Derivative Assets and Liabilities as of June 30, 2015:

					Gross amounts not offset in the Statements of Financial Condition
	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition		Financial Instruments	Cash Collateral Received/Pledged **	Net Amount
	$	$	$		$	$	$
Assets
Futures	3,530,627	(3,530,627)	—		—	—	—
Forwards	2,181,285	(2,181,285)	—		—	—	—

Total Assets	5,711,912	(5,711,912)	—		—	—	—

Liabilities
Futures	(5,123,351)	3,530,627	(1,592,724	)*	—	—	(1,592,724)
Forwards	(2,970,049)	2,181,285	(788,764	)*	—	—	(788,764)

Total Liabilities	(8,093,400)	5,711,912	(2,381,488)		—	—	(2,381,488)

Unrealized currency loss			(776,400	)*			(776,400)

Total net unrealized loss on open contracts			(3,157,888)				(3,157,888)**

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of December 31, 2014:

					Gross amounts not offset in the Statements of Financial Condition
	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition		Financial Instruments	Cash Collateral Received/Pledged **	Net Amount
	$	$	$		$	$	$
Assets
Futures	7,228,527	(1,519,724)	5,708,803	*	—	—	5,708,803
Forwards	2,346,025	(1,592,346)	753,679	*	—	—	753,679

Total Assets	9,574,552	(3,112,070)	6,462,482		—	—	6,462,482

Liabilities
Futures	(1,519,724)	1,519,724	—		—	—	—
Forwards	(1,592,346)	1,592,346	—		—	—	—

Total Liabilities	(3,112,070)	3,112,070	—		—	—	—

Unrealized currency loss			(669,947	)*			(669,947)

Total net unrealized gain on open contracts			5,792,535				5,792,535	**

*	Included as a component of “Net unrealized gain (loss) on open contracts” on the Statements of Financial Condition.
**	In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s off exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

The effect of Trading Activities on the Statements of Financial Condition as of June 30, 2015:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the six months (absolute quantity)
	$	$	$	$	$
Commodity	1,287,407	(3,082,880)	2,165,937	(3,184,827)	(2,814,363)	3,759
Equity	72,554	(726,363)	301,475	(9,158)	(361,492)	931
Foreign currency	759,680	(379,438)	595,715	(405,935)	570,022	1,055
Interest rate	388,724	(115,803)	140,420	(188,996)	224,345	3,985

Total	2,508,365	(4,304,484)	3,203,547	(3,788,916)	(2,381,488)

Unrealized currency loss					(776,400)

Net unrealized loss on open contracts					(3,157,888)

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The effect of Trading Activities on the Statements of Financial Condition as of December 31, 2014:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	282,336	(2,191,868)	4,475,726	(216,133)	2,350,061	4,302
Equity	515,619	(278,910)	7,778	(105,700)	138,787	1,107
Foreign currency	161,381	(109,346)	1,083,928	(92,427)	1,043,536	1,707
Interest rate	3,045,534	(116,781)	2,250	(905)	2,930,098	4,621

Total	4,004,870	(2,696,905)	5,569,682	(415,165)	6,462,482

Unrealized currency loss					(669,947)

Total net unrealized gain on open contracts					5,792,535

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2015 and 2014, respectively.

The effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2015 included in Total Trading Results:

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Type of Instrument	$	$
Commodity	(5,466,092)	(6,276,242)
Equity	189,855	2,017,844
Foreign currency	(589,326)	2,795,696
Interest rate	(3,575,596)	240,960
Unrealized currency gain/(loss)	14,002	(106,452)

Total	(9,427,157)	(1,328,194)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2015:

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Trading Results	$	$
Net realized	(4,248,789)	7,622,229
Net change in unrealized	(5,178,368)	(8,950,423)

Total Trading Results	(9,427,157)	(1,328,194)

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2014 included in Total Trading Results:

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Type of Instrument	$	$
Commodity	698,027	165,054
Equity	2,333,672	(1,912,823)
Foreign currency	(997,847)	(3,011,764)
Interest rate	3,379,639	1,422,335
Unrealized currency gain/(loss)	(10,593)	30,325

Total	5,402,898	(3,306,873)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2014:

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Trading Results	$	$
Net realized	2,830,671	(2,410,188)
Net change in unrealized	2,572,227	(896,685)

Total Trading Results	5,402,898	(3,306,873)

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the investment.

Transfers between levels are recognized at the end of the reporting period. During the period from January 1, 2015 to June 30, 2015, and the twelve months ended December 31, 2014, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2015	(Level 1)	(Level 2)	(Level 3)	Total
	$	$	$	$
Assets
Investments in U.S. Treasury bills	—	77,949,255	n/a	77,949,255
Futures	3,530,627	—	n/a	3,530,627
Forwards	1,719,997	461,288	n/a	2,181,285

Total Assets	5,250,624	78,410,543	n/a	83,661,167

Liabilities
Futures	5,123,351	—	n/a	5,123,351
Forwards	2,640,308	329,741	n/a	2,970,049

Total Liabilities	7,763,659	329,741	n/a	8,093,400

Unrealized currency loss				(776,400)

*Net fair value	(2,513,035)	78,080,802	n/a	74,791,367

December 31, 2014	(Level 1)	(Level 2)	(Level 3)	Total
	$	$	$	$
Assets
Futures	7,228,527	—	n/a	7,228,527
Forwards	1,699,736	646,289	n/a	2,346,025

Total Assets	8,928,263	646,289	n/a	9,574,552

Liabilities
Futures	1,519,724	—	n/a	1,519,724
Forwards	1,441,911	150,435	n/a	1,592,346

Total Liabilities	2,961,635	150,435	n/a	3,112,070

Unrealized currency loss				(669,947)

*Net fair value	5,966,628	495,854	n/a	5,792,535

*	This amount comprises the “Net unrealized gain (loss) on open contracts” and “Investment in U.S. Treasury bills” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

8. Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than the event listed below, there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

On or about July 31, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership. The General Partner does not expect that such additional expense will have a material impact on the Partnership’s break even point.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2015, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 11.79%; Currency 27.04%; Equity 21.13%; and Commodity 40.04%.

Liquidity. The Partnership deposits its assets with MS&Co. as its clearing commodity broker in separate futures, forward and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade in futures, forwards, options and U.S. Treasury bills, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership’s investment in futures, forwards, options and U.S. Treasury bills may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

As of June 30, 2015, approximately 87.98% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 12.02% is forward contracts which are off-exchange traded.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its equity in trading accounts, consisting of restricted and unrestricted cash, net unrealized income on open contracts and investments in U.S. Treasury bills, if applicable. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards, options and U.S. Treasury bills in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of June 30, 2015 and March 31, 2015, respectively, and the change during the three months ended June 30, 2015.

Trading Advisor	Allocations as of June 30, 2015 (%)	Allocations as of March 31, 2015 (%)	Allocations as of June 30, 2015($)	Allocations as of March 31, 2015 ($)	Change during the period (%)
Altis	20.95	22.67	22,032,084	27,349,937	(19.44)
Graham	31.64	32.16	33,275,767	38,638,417	(13.88)
Rabar	31.16	32.17	32,766,948	38,648,907	(15.22)
EMC	16.25	12.91	17,091,483	15,508,923	10.20

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2015 and 2014, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 18 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” on open contracts, and recorded as “Net realized trading profit (loss)” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fee, brokerage fees, administrative fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2015

The Partnership recorded total trading results including interest income totaling $(9,425,390) and expenses totaling $1,673,433, resulting in a net loss of $11,098,823 for the three months ended June 30, 2015. The Partnership’s net asset value per Unit decreased from $31.81 at March 31, 2015 to $28.83 at June 30, 2015.

During the second quarter, the Partnership posted a loss in net asset value from trading losses in the global interest rate, metals, energy, agricultural, and currency sectors. Trading results in the global stock index sector were relatively flat for the quarter and had no material impact on the Partnership’s performance. The most significant losses were incurred within the global interest rate markets during June from long positions in European and U.S. fixed income futures as prices retreated amid growing investor concern over Greece’s debt crisis. Additional losses were experienced during April from long positions in European fixed income futures as prices declined on speculation that gains triggered by European Central Bank bond purchases were overdone. Within the metals sector, losses were incurred primarily during May from long positions in copper, zinc and lead futures as industrial metals prices declined on concern that demand will slow in China and the U.S. Within the energy sector, losses were experienced throughout the second quarter from positions in natural gas futures as prices moved without consistent direction. Additional losses were incurred from gasoil and heating oil futures positions. Within the agricultural sector, losses were incurred primarily during June from short positions in wheat and soybean futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. Within the currency sector, losses were incurred primarily during April from short positions in the euro versus the U.S. dollar as the value of the euro advanced following stronger-than-expected European economic data.

The Partnership recorded total trading results including interest income totaling $(1,324,270) and expenses totaling $3,414,580 resulting in a net loss of $4,738,850 for the six months ended June 30, 2015. The Partnership’s net asset value per Unit decreased from $30.18 at December 31, 2014 to $28.83 at June 30, 2015.

During the first six months of the year, the Partnership posted a loss in net asset value as trading profits in global fixed income, currencies, and global equity indices were more than offset by losses in the energy, agricultural, and metals sectors. The most significant losses were incurred in the energy sector primarily during February from short positions in crude oil and its related products, particularly gas oil and heating oil, as prices rallied on signs of higher demand and lower supply, including more bullish forecasts from both the Organization of the Petroleum Exporting Countries (“OPEC”) and the U.S. government. Smaller losses in this sector were recorded during the second quarter. Within the agricultural sector, losses were incurred primarily during June from short positions in wheat and soybean futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. Within the metals sector, losses were incurred primarily during May from long positions in zinc and lead futures as industrial metals prices declined on concern that demand will slow in China and the U.S. Additional losses were incurred from positions in gold and silver futures. The Partnership’s losses for the first six months of the year were partially offset by gains recorded in the global interest rate sector during January from long positions in U.S. fixed income futures as prices rose as tumbling oil prices crimped the outlook for inflation and fueled speculation the U.S. Federal Reserve may delay an interest-rate increase. Additional gains were experienced in the global interest rate sector during March from long positions in European fixed income futures as prices rose amid concern that Greece’s solvency will erode, boosting demand for the relative safety of government debt. Within the currency sector, gains were experienced primarily in January from short positions in the euro versus the Swiss franc as the value of the Swiss franc soared against currencies globally after the Swiss National Bank abandoned its exchange-rate cap, which had previously maintained a minimum exchange-rate for the Swiss franc against the euro. Additional currency gains were recorded from positions in the Canadian dollar. Within the global stock index sector, gains were recorded primarily during February from long positions in Asian and European equity index futures as prices advanced after euro-area finance ministers reached a provisional deal to keep financial aid flowing to Greece. Additional gains in this sector were recorded in Asian equity indices during April.

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

Introduction

The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, options and U.S. Treasury bills. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership’s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards and options on such contracts traded by the Partnership and U.S. Treasury bills involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date. U.S. Treasury bills are fair valued at the last available bid price received from independent pricing services as of the close of business on the last business day of the reporting period.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of June 30, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended June 30, 2015 and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of June 30, 2015, the Partnership’s total capitalization was approximately $105 million.

	June 30, 2015
Primary Market Risk Category	VaR	% of Total Capitalization
Currency	$4,220,143	4.01%
Interest Rate	1,840,616	1.75%
Equity	3,297,619	3.14%
Commodity	6,248,688	5.94%

Total	$15,607,066	14.84%

	Three Months Ended June 30, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$5,276,593	$4,098,477	$4,595,240
Interest Rate	$3,707,650	$1,260,550	$2,292,497
Equity	$5,540,753	$3,297,619	$4,677,861
Commodity	$6,279,158	$4,358,328	$5,297,328

*Average month-end VaR.

As of December 31, 2014, the Partnership’s total capitalization was approximately $118 million.

	December 31, 2014
Primary Market Risk Category	VaR	% of Total Capitalization
Currency	$3,463,207	2.94%
Interest Rate	4,154,671	3.52%
Equity	2,683,857	2.28%
Commodity	5,732,389	4.86%

Total	$16,034,124	13.60%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$6,606,820	$2,634,268	$4,468,570
Interest Rate	$5,550,639	$1,800,797	$3,735,079
Equity	$8,988,951	$1,498,591	$4,988,238
Commodity	$10,980,753	$4,544,149	$7,230,083

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2015.

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

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the U.S. Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

The Company has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. While the Company and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that the Company and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by the Company. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay the IL AG approximately $88 million. The Company does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company does not agree with NYAG’s allegations and has presented defenses to them to NYAG.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $63 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $63 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $590 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $590 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $283 million, and the certificates had incurred actual losses of approximately $80 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $200 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $200 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

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

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or its affiliates or sold to plaintiff’s affiliates’ clients by the Company and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and was pending in the SDNY. On January 31, 2014, the plaintiffs filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company and certain affiliates. A complaint against the Company and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, NY County styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation.

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

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

Morgan Stanley Smith Barney Spectrum Select L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 12, 2015	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer

	By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.