Form 10-Q
period 2016-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2016-05-12
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 or

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

As of April 30, 2016, 3,101,176.704 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets:
Equity in trading account:
Investments in U.S. Treasury bills, at fair value (amortized cost $28,991,658 and $55,497,357 at March 31, 2016 and December 31, 2015, respectively)	$28,995,651	$55,493,206
Unrestricted cash	47,550,996	23,029,544
Restricted cash	12,680,200	14,906,464
Net unrealized appreciation on open futures contracts	691,414	1,399,436
Net unrealized appreciation on open forward contracts	-	43,831

Total equity in trading account	89,918,261	94,872,481

Cash at bank	833	-
Interest receivable	10,782	3,540

Total assets	$89,929,876	$94,876,021

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$1,249,448	$-
Redemptions payable to Limited Partners	1,574,275	1,554,009
Accrued expenses:
Ongoing placement agent fees	157,704	163,603
General Partner fees	157,704	163,603
Management fees	121,387	141,356

Total liabilities	3,260,518	2,022,571

Partners’ Capital:
Limited Partners (3,150,413.067 and 3,285,860.484 Units at March 31, 2016 and December 31, 2015, respectively)	85,738,491	91,783,172
General Partner (34,204.191 and 38,316.597 Units at March 31, 2016 and December 31, 2015, respectively)	930,867	1,070,278

Total partners’ capital (net asset value)	86,669,358	92,853,450

Total liabilities and partners’ capital	$89,929,876	$94,876,021

Net asset value per Unit	$27.21	$27.93

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2016 (Unaudited)

		Notional ($)/		% of Partners’

		Number of Contracts	Fair Value	Capital
Futures Contracts Purchased
Commodity		1,051	$(44,317)	(0.05)%
Equity		416	473,174	0.55
Foreign currency		350	330,299	0.38
Interest rate		3,555	254,250	0.29

Total futures contracts purchased			1,013,406	1.17

Futures Contracts Sold
Commodity		1,450	103,744	0.12
Equity		200	(26,567)	(0.03)
Foreign currency		221	(142,255)	(0.16)
Interest rate		706	(256,914)	(0.30)

Total futures contracts sold			(321,992)	(0.37)

Net unrealized appreciation on open futures contracts			$691,414	0.80%

Unrealized Appreciation on Open Forward Contracts
Commodity		409	$536,141	0.62%
Foreign currency		$46,053,405	748,675	0.86

Total unrealized appreciation on open forward contracts			1,284,816	1.48

Unrealized Depreciation on Open Forward Contracts
Commodity		881	(1,845,239)	(2.13)
Foreign currency		$43,453,462	(689,025)	(0.80)

Total unrealized depreciation on open forward contracts			(2,534,264)	(2.93)

Net unrealized depreciation on open forward contracts			$(1,249,448)	(1.45)%

U.S. Government Securities				% of Partners’

Face amount	Maturity date	Description	Fair Value	Capital
$5,000,000	4/28/2016	U.S. Treasury bills, 0.23% (Amortized cost of $4,998,243)	$4,999,442	5.77%
$5,000,000	5/26/2016	U.S. Treasury bills, 0.275% (Amortized cost of $4,997,212)	4,998,646	5.77
$9,000,000	4/14/2016	U.S. Treasury bills, 0.28% (Amortized cost of $8,998,040)	8,999,719	10.38
$10,000,000	5/19/2016	U.S. Treasury bills, 0.135% (Amortized cost of $9,998,163)	9,997,844	11.54

Total U.S. Government Securities			$28,995,651	33.46%

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2015

		Notional ($)/		% of Partners’

		Number of Contracts	Fair Value	Capital
Futures Contracts Purchased
Commodity		904	$(208,668)	(0.22)%
Equity		322	(106,384)	(0.11)
Foreign currency		324	39,948	0.04
Interest rate		2,232	(182,103)	(0.20)

Total futures contracts purchased			(457,207)	(0.49)

Futures Contracts Sold
Commodity		1,571	1,290,224	1.39
Equity		247	(118,017)	(0.13)
Foreign currency		872	696,386	0.75
Interest rate		1,866	(11,950)	(0.01)

Total futures contracts sold			1,856,643	2.00

Net unrealized appreciation on open futures contracts			$1,399,436	1.51%

Unrealized Appreciation on Open Forward Contracts
Commodity		268	$740,942	0.80%
Foreign currency		$38,883,013	427,977	0.46

Total unrealized appreciation on open forward contracts			1,168,919	1.26

Unrealized Depreciation on Open Forward Contracts
Commodity		511	(954,788)	(1.03)
Foreign currency		$20,675,394	(170,300)	(0.18)

Total unrealized depreciation on open forward contracts			(1,125,088)	(1.21)

Net unrealized appreciation on open forward contracts			$43,831	0.05%

U.S. Government Securities				% of Partners’

Face amount	Maturity date	Description	Fair Value	Capital
$32,750,000	3/3/2016	U.S. Treasury bills, 0.015% (Amortized cost of $32,748,076)	$32,744,699	35.26%
$22,750,000	1/21/2016	U.S. Treasury bills, 0.0125% (Amortized cost of $22,749,281)	22,748,507	24.50

Total U.S. Government Securities			$55,493,206	59.76%

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Investment income:
Interest income	$39,123	$2,157

Expenses:
General Partner fees	469,802	605,871
Ongoing placement agent fees	469,802	605,871
Management fees	359,055	529,405

Total expenses	1,298,659	1,741,147

Net investment income (loss)	(1,259,536)	(1,738,990)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	984,287	11,871,018
Net change in unrealized gains (losses) on open contracts	(1,966,019)	(3,772,055)

Total trading results	(981,732)	8,098,963

Net income (loss)	$(2,241,268)	$6,359,973

Net income (loss) allocation:
Limited Partners	$(2,221,857)	$6,289,274
General Partner	$(19,411)	$70,699

Net income (loss) per Unit:*
Limited Partners	$(0.72)	$1.63
General Partner	$(0.72)	$1.63
	Units	Units
Weighted average number of Units outstanding	3,286,811.284	3,863,864.585

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
Partners’ Capital, December 31, 2015	3,324,177.081	$91,783,172	$1,070,278	$92,853,450
Net Income (Loss)	-	(2,221,857)	(19,411)	(2,241,268)
Redemptions	(139,559.823)	(3,822,824)	(120,000)	(3,942,824)

Partners’ Capital, March 31, 2016	3,184,617.258	$85,738,491	$930,867	$86,669,358

Partners’ Capital, December 31, 2014	3,905,473.827	$116,569,858	$1,312,933	$117,882,791
Net Income (Loss)	-	6,289,274	70,699	6,359,973
Redemptions	(128,396.601)	(4,019,917)	(76,663)	(4,096,580)

Partners’ Capital, March 31, 2015	3,777,077.226	$118,839,215	$1,306,969	$120,146,184

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Morgan Stanley Smith Barney Spectrum Select L.P. (the “Partnership”) is a Delaware limited partnership organized in 1991 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments). The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Technical L.P. and Morgan Stanley Smith Barney Spectrum Strategic L.P.

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

During the reporting periods ended March 31, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. The trading advisors to the Partnership are Altis Partners (Jersey) Limited (“Altis”), EMC Capital Management, Inc. (“EMC”), Graham Capital Management, L.P. (“Graham”) and Rabar Market Research, Inc. (“Rabar”) (individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee (formerly, the administrative fee) it receives from the Partnership, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016, and the results of its operations for the three months ended March 31, 2016 and 2015, and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

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

Restricted and Unrestricted Cash: As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forward and option contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash available for Futures Interest trading that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $2,246,815 (cost of $2,192,403) and $(924,554) (proceeds of $943,684) as of March 31, 2016 and December 31, 2015, respectively.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASU 946, “Financial Services – Investment Companies.” See Note 3. “Financial Highlights”.

Fair Value of Financial Instruments: The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates fair value due to the short term nature of such balances.

Recent Accounting Pronouncement: In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification: Certain prior period amounts have been reclassified to conform to current period presentation. Amounts previously presented as net unrealized gain (loss) on open contracts in the Statements of Financial Condition are now reported as net unrealized appreciation on open futures contracts, net unrealized depreciation on open futures contracts, net unrealized appreciation on open forward contracts and net unrealized depreciation on open forward contracts, as applicable. In addition, amounts previously presented as futures and forward contracts purchased and futures and forward contracts sold on the Condensed Schedules of Investments are now reported as futures contracts purchased, futures contracts sold, unrealized appreciation on open forward contracts and unrealized depreciation on open forward contracts, as applicable. In the financial highlights, interest income per Unit and expenses per Unit previously presented separately are now combined into net investment loss per Unit.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS

3. Financial Highlights

Financial highlights for the limited partner class for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
	2016	2015

Per Unit Performance (for unit outstanding throughout the period): (1)

Net realized and unrealized gains (losses)	$(0.33)	$2.09
Net investment loss	(0.39)	(0.46)

Net increase (decrease) for the period	(0.72)	1.63
Net asset value per Unit, beginning of period	27.93	30.18

Net asset value per Unit, end of period	$27.21	$31.81

	For the Three Months Ended March 31,
	2016	2015
Ratios to Average Limited Partners’ Capital: (2)
Net investment loss (3)	(5.5)%	(5.8)%

Operating expenses before incentive fees	5.7%	5.8%
Incentive fees	- %	- %

Operating expenses after incentive fees	5.7%	5.8%

Total return:
Total return before incentive fees	(2.6)%	5.4%
Incentive fees	- %	- %

Total return after incentive fees	(2.6)%	5.4%

(1)

Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

(2)	Annualized (except for incentive fees, if applicable).
(3)	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS

4. Financial Instruments

The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open futures or forward contracts. The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized gains (losses) on open contracts” in the Statements of Income and Expenses. The Partnership’s contracts are accounted for on a trade-date basis. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The Partnership’s contracts are accounted for on a trade-date basis. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures and exchange-traded forward contracts is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures and exchange-traded forward contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures and exchange-traded forward contracts, which, in the aggregate, totaled $59,613,512 and $39,121,598 at March 31, 2016 and December 31, 2015, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency option contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in custody accounts held at MS&Co., for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with the counterparty. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and the counterparty’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and forward contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The futures and forwards traded by the Partnership, along with the U.S. Treasury bills held by the Partnership, involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.

Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS

5. Trading Activities

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2016 and 2015 were 8,294 and 8,428, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2016 and 2015 were 1,250 and 1,045, respectively. The Partnership’s monthly average notional value of currency forward contracts traded during the three months ended March 31, 2016 and 2015 were $112,147,104 and $133,390,674, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar agreements as of March 31, 2016 and December 31, 2015, respectively.

Offsetting of Derivative Assets and Liabilities as of March 31, 2016:

		Gross Amounts	Amounts	Gross Amounts not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$3,157,298	$(2,465,884)	$691,414	$-	$-	$691,414
Forwards	1,284,816	(1,284,816)	-	-	-	-

Total assets	$4,442,114	$(3,750,700)	$691,414	$-	$-	$691,414

Liabilities
Futures	$(2,465,884)	$2,465,884	$-	$-	$-	$-
Forwards	(2,534,264)	1,284,816	(1,249,448)	-	-	(1,249,448)

Total liabilities	$(5,000,148)	$3,750,700	$(1,249,448)	$-	$-	$(1,249,448)

Net fair value						$(558,034)	*

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS

Offsetting of Derivative Assets and Liabilities as of December 31, 2015:

		Gross Amounts	Amounts	Gross Amounts not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$3,831,162	$(2,431,726)	$1,399,436	$-	$-	$1,399,436
Forwards	1,168,919	(1,125,088)	43,831	-	-	43,831

Total assets	$5,000,081	$(3,556,814)	$1,443,267	$-	$-	$1,443,267

Liabilities
Futures	$(2,431,726)	$2,431,726	$-	$-	$-	$-
Forwards	(1,125,088)	1,125,088	-	-	-	-

Total liabilities	$(3,556,814)	$3,556,814	$-	$-	$-	$-

Net fair value						$1,443,267	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s off-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016
Assets
Futures Contracts
Commodity	$1,133,728
Equity	598,654
Foreign currency	611,472
Interest rate	813,444

Total unrealized appreciation on open futures contracts	3,157,298

Liabilities
Futures Contracts
Commodity	(1,074,301)
Equity	(152,047)
Foreign currency	(423,428)
Interest rate	(816,108)

Total unrealized depreciation on open futures contracts	(2,465,884)

Net unrealized appreciation on open futures contracts	$691,414	*

Assets
Forward Contracts
Commodity	$536,141
Foreign currency	748,675

Total unrealized appreciation on open forward contracts	1,284,816

Liabilities
Forward Contracts
Commodity	(1,845,239)
Foreign currency	(689,025)

Total unrealized depreciation on open forward contracts	(2,534,264)

Net unrealized depreciation on open forward contracts	$(1,249,448)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS

	December 31, 2015
Assets
Futures Contracts
Commodity	$2,019,400
Equity	196,959
Foreign currency	1,206,216
Interest rate	408,587

Total unrealized appreciation on open futures contracts	3,831,162

Liabilities
Futures Contracts
Commodity	(937,844)
Equity	(421,360)
Foreign currency	(469,882)
Interest rate	(602,640)

Total unrealized depreciation on open futures contracts	(2,431,726)

Net unrealized appreciation on open futures contracts	$1,399,436	*

Assets
Forward Contracts
Commodity	$740,942
Foreign currency	427,977

Total unrealized appreciation on open forward contracts	1,168,919

Liabilities
Forward Contracts
Commodity	(954,788)
Foreign currency	(170,300)

Total unrealized depreciation on open forward contracts	(1,125,088)

Net unrealized appreciation on open forward contracts	$43,831	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Partnership’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Partnership’s Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
Sector	2016		2015

Commodity	$63,203		$(810,150)
Equity	(1,220,921)		1,827,989
Foreign currency	(441,166)		3,264,568
Interest rate	617,152		3,816,556

Total	$(981,732)	***	$8,098,963	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS

6. Fair Value Measurements

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

The fair value of exchange-traded futures, forward and option contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2016 and December 31, 2015, and for the periods ended March 31, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$28,995,651	$-	$28,995,651	$-
Futures	3,157,298	3,157,298	-	-
Forwards	1,284,816	536,141	748,675	-

Total Assets	$33,437,765	$3,693,439	$29,744,326	$-

Liabilities
Futures	$2,465,884	$2,465,884	$-	$-
Forwards	2,534,264	1,845,239	689,025	-

Total Liabilities	$5,000,148	$4,311,123	$689,025	$-

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$55,493,206	$-	$55,493,206	$-
Futures	3,831,162	3,831,162	-	-
Forwards	1,168,919	740,942	427,977	-

Total Assets	$60,493,287	$4,572,104	$55,921,183	$-

Liabilities
Futures	$2,431,726	$2,431,726	$-	$-
Forwards	1,125,088	954,788	170,300	-

Total Liabilities	$3,556,814	$3,386,514	$170,300	$-

7. Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2016, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 24.7%; Currency 25.4%; Equity 20.1%; and Commodity 29.8%.

Liquidity. The Partnership deposits its assets available for Futures Interest trading with MS&Co. as its clearing commodity broker in separate futures, forward and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

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

As of March 31, 2016, approximately 86.5% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 13.5% is forward contracts which are off-exchange traded.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its cash at bank, interest receivable and equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investments in U.S. Treasury bills, if applicable. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and option markets.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of March 31, 2016 and December 31, 2015, respectively, and the change during the three months ended March 31, 2016.

	Allocations as of	Allocations as of	Allocations as of	Allocations as of	Change
	March 31,	December 31,	March 31,	December 31,	during the
Trading Advisor	2016 (%)	2015 (%)	2016 ($)	2015 ($)	period (%)

Altis	25.95	24.80	22,494,810	23,026,454	(2.31)
Graham	34.73	34.07	30,094,899	31,637,096	(4.87)
Rabar	21.34	20.45	18,496,652	18,987,191	(2.58)
EMC	17.98	20.68	15,582,997	19,202,709	(18.85)

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts,” and recorded as “Net realized gains (losses) on closed contracts” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis, as applicable.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three Months Ended March 31, 2016

The Partnership recorded total trading results including interest income totaling $(942,609) and expenses totaling $1,298,659, resulting in a net loss of $2,241,268 for the three months ended March 31, 2016. The Partnership’s net asset value per Unit decreased from $27.93 at December 31, 2015 to $27.21 at March 31, 2016.

During the first quarter, the Partnership posted a loss in net asset value as trading gains in the global interest rate, energy and currency sectors were more than offset by trading losses in the metals, agricultural and global stock index sectors. The most significant losses were recorded in the metals sector during February from short positions in gold and silver futures as prices advanced amid increased investor demand for precious metals. Additional losses were incurred throughout the quarter from positions in tin, zinc and lead futures. Within the agricultural sector, losses were incurred during January from long positions in cocoa futures as prices tumbled as funds cut bets on higher prices and signs emerged that the crop in Ghana, the second-biggest cocoa producer, was recovering from a five-year low. Additional losses were incurred during March from short positions in coffee futures as prices were boosted by a combination of fund buying, a weaker U.S. dollar and concerns about dry weather in Colombia and Vietnam. Further agricultural losses were incurred throughout the quarter from positions in sugar and soybean futures. Within the global stock index sector, losses were incurred during the quarter from long positions in U.S. equity index futures as prices declined sharply during January and February amid mounting investor concerns about declining oil prices and a China-led slowdown in global growth.

The Partnership’s trading losses for the quarter were partially offset by trading gains within the global interest rate sector during January and February from long positions in European and Pacific Rim fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Additional gains were experienced from long positions in European fixed income futures as prices rallied after European Central Bank (the “ECB”) head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero. Within the energy sector, gains were experienced primarily during January from short futures positions in gas oil, gasoline and crude oil as prices plunged as turmoil in Chinese markets and an expected increase in Iranian crude exports added to concerns that a global supply glut may continue. Additional gains were experienced in the energy sector during February from short positions in natural gas futures as prices fell dramatically as high stockpiles and mild weather in much of the U.S. reduced demand from homes and businesses. Within the currency sector, gains were experienced primarily during January from short positions in the British pound versus the U.S. dollar as the relative value of the British pound declined as U.K. manufacturing and services data signaled the U.K.’s domestic economy was faltering and may result in the Bank of England keeping its benchmark interest rate unchanged for longer. Additional gains were experienced from positions in the Canadian dollar, Australian dollar and Mexican peso.

For the Three Months Ended March 31, 2015

The Partnership recorded total trading results including interest income totaling $8,101,120 and expenses totaling $1,741,147, resulting in net income of $6,359,973 for the three months ended March 31, 2015. The Partnership’s net asset value per Unit increased from $30.18 at December 31, 2014 to $31.81 at March 31, 2015.

During the first quarter, the Partnership posted a gain in net asset value as trading profits in global interest rates, currencies, global stock index and metals more than offset losses in the energy and agricultural sectors. The most significant gains were recorded in the global interest rate sector during January from long positions in U.S. fixed income futures as prices rose as tumbling oil prices crimped the outlook for inflation and fueled speculation the U.S. Federal Reserve may delay an interest-rate increase. Additional gains were experienced in the global interest rate sector during March from long positions in European fixed income futures as prices rose amid concern that Greece’s solvency will erode, boosting demand for the relative safety of government debt. Within the currency sector, gains were experienced primarily in January from short positions in the euro versus the Swiss franc as the value of the Swiss franc soared against currencies globally after the Swiss National Bank abandoned its exchange-rate cap, which maintained a minimum exchange-rate for the Swiss franc against the euro. Additional gains were recorded from positions in the Canadian dollar and Australian dollar. Within the global stock index sector, gains were recorded primarily during February from long positions in European, U.S. and Asian equity index futures as prices advanced after euro-area finance ministers reached a provisional deal to keep financial aid flowing to Greece for four more months if the nation meets conditions on economic reforms. Positive global macro-economic signals also spurred investor sentiment and boosted prices. Within the metals sector, gains were experienced primarily during January from short positions in copper futures as prices declined after a report showed manufacturing contracted for a second straight month in China.

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

The futures, forwards and options on such contracts traded, and the U.S. Treasury bills held, by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended March 31, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of March 31, 2016, the Partnership’s total capitalization was approximately $87 million.

March 31, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Commodity	$4,336,760	5.00%	$6,689,584	$4,336,760	$5,530,932
Equity	2,925,995	3.38	2,963,014	1,688,882	2,159,720
Foreign currency	3,685,447	4.25	4,993,026	3,022,658	4,038,318
Interest rate	3,582,171	4.13	3,774,201	2,505,737	3,306,473

Total	$14,530,373	16.76%

* Average daily Values at Risk.

As of December 31, 2015, the Partnership’s total capitalization was approximately $93 million.

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Commodity	$6,500,979	7.00%	$7,464,573	$4,358,328	$5,733,928
Equity	2,578,878	2.78	5,564,252	1,482,105	3,428,402
Foreign currency	4,785,530	5.15	5,739,845	1,443,178	4,265,117
Interest rate	2,542,981	2.74	4,313,806	1,260,550	2,936,185

Total	$16,408,368	17.67%

* Average daily Values at Risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2016.

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

The following information supplements and amends the discussion set forth under Part I. Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”), and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes from the risk factors set forth under Part I, Item IA. in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

				(d) Maximum Number (or
			(c ) Total Number of	Approximate Dollar
			Units Purchased as Part	Value) of Units that May
	(a) Total Number of	(b) Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Units Purchased *	Paid per Unit **	Plans or Programs	the Plans or Programs
January 1, 2016 - January 31, 2016	29,913.231	$28.66	N/A	N/A
February 1, 2016 - February 29, 2016	47,677.712	$29.18	N/A	N/A
March 1, 2016 - March 31, 2016	57,856.474	$27.21	N/A	N/A
	135,447.417	$28.22

*             Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**            Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day. No fee will be charged for redemptions.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Effective January 1, 2016, the monthly fee paid to EMC for professional management services was reduced from 1/12 of 2.0% (2.0% per year) to 1/12 of 1.0% (1.0% per year).

Item 6.	EXHIBITS

31.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01

Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02

Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Select L.P. (Registrant)

	By:	Ceres Managed Futures LLC (General Partner)

May 12, 2016	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director

	By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.