Form 10-Q
period 2016-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2016-08-11
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016 or

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

As of July 31, 2016, 2,963,277.415 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $15,992,566 and $55,497,357 at June 30, 2016 and December 31, 2015, respectively)	$15,997,324	$55,493,206
Unrestricted cash	56,692,879	23,029,544
Restricted cash	8,138,279	14,906,464
Net unrealized appreciation on open futures contracts	2,619,125	1,399,436
Net unrealized appreciation on open forward contracts	-	43,831

Total equity in trading account	83,447,607	94,872,481

Cash at bank	608	-
Interest receivable	8,653	3,540

Total assets	$83,456,868	$94,876,021

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$337,981	$-
Redemptions payable to Limited Partners	1,386,364	1,554,009
Redemptions payable to General Partner	50,000	-
Accrued expenses:
Ongoing placement agent fees	131,724	163,603
General Partner fees	131,724	163,603
Management fees	101,906	141,356

Total liabilities	2,139,699	2,022,571

Partners’ Capital:
Limited Partners (3,012,664.055 and 3,285,860.484 Units at June 30, 2016 and December 31, 2015, respectively)	80,453,731	91,783,172
General Partner (32,332.233 and 38,316.597 Units at June 30, 2016 and December 31, 2015, respectively)	863,438	1,070,278

Total partners’ capital (net asset value)	81,317,169	92,853,450

Total liabilities and partners’ capital	$83,456,868	$94,876,021

Net asset value per Unit	$26.71	$27.93

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

June 30, 2016

(Unaudited)

			Notional ($)/
			Number of		% of Partners’
			Contracts	Fair Value	Capital
Futures Contracts Purchased
Commodity			684	$539,482	0.66%
Equity			229	39,993	0.05
Foreign currency			77	94,973	0.12
Interest rate			2,675	2,248,873	2.77

Total futures contracts purchased				2,923,321	3.60

Futures Contracts Sold
Commodity			226	(45,193)	(0.06)
Equity			126	11,446	0.01
Foreign currency			94	(59,972)	(0.07)
Interest rate			185	(210,477)	(0.26)

Total futures contracts sold				(304,196)	(0.38)

Net unrealized appreciation on open futures contracts				$2,619,125	3.22%

Unrealized Appreciation on Open Forward Contracts
Commodity			325	$640,314	0.79%
Foreign currency			$52,191,264	1,456,656	1.79

Total unrealized appreciation on open forward contracts				2,096,970	2.58

Unrealized Depreciation on Open Forward Contracts
Commodity			428	(1,469,694)	(1.81)
Foreign currency			$21,117,263	(965,257)	(1.19)

Total unrealized depreciation on open forward contracts				(2,434,951)	(3.00)

Net unrealized depreciation on open forward contracts				$(337,981)	(0.42)%

U.S. Government Securities					% of Partners’
Face Amount	Maturity Date	Description		Fair Value	Capital
$4,000,000	7/7/2016	U.S. Treasury bills, 0.205% (Amortized cost of $3,998,838)		$3,999,955	4.92%
$12,000,000	8/11/2016	U.S. Treasury bills, 0.265% (Amortized cost of $11,993,728)		11,997,369	14.75

Total U.S. Government Securities				$15,997,324	19.67%

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

December 31, 2015

		Notional ($)/
		Number of		% of Partners’
		Contracts	Fair Value	Capital
Futures Contracts Purchased
Commodity		904	$(208,668)	(0.22)%
Equity		322	(106,384)	(0.11)
Foreign currency		324	39,948	0.04
Interest rate		2,232	(182,103)	(0.20)

Total futures contracts purchased			(457,207)	(0.49)

Futures Contracts Sold
Commodity		1,571	1,290,224	1.39
Equity		247	(118,017)	(0.13)
Foreign currency		872	696,386	0.75
Interest rate		1,866	(11,950)	(0.01)

Total futures contracts sold			1,856,643	2.00

Net unrealized appreciation on open futures contracts			$1,399,436	1.51%

Unrealized Appreciation on Open Forward Contracts
Commodity		268	$740,942	0.80%
Foreign currency		$38,883,013	427,977	0.46

Total unrealized appreciation on open forward contracts			1,168,919	1.26

Unrealized Depreciation on Open Forward Contracts
Commodity		511	(954,788)	(1.03)
Foreign currency		$20,675,394	(170,300)	(0.18)

Total unrealized depreciation on open forward contracts			(1,125,088)	(1.21)

Net unrealized appreciation on open forward contracts			$43,831	0.05%

U.S. Government Securities				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$32,750,000	3/3/2016	U.S. Treasury bills, 0.015% (Amortized cost of $32,748,076)	$32,744,699	35.26%
$22,750,000	1/21/2016	U.S. Treasury bills, 0.0125% (Amortized cost of $22,749,281)	22,748,507	24.50

Total U.S. Government Securities			$55,493,206	59.76%

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$34,636	$1,767	$73,759	$3,924

Expenses:
General Partner fees	413,695	582,338	883,497	1,188,209
Ongoing placement agent fees	413,695	582,338	883,497	1,188,209
Management fees	318,846	508,757	677,901	1,038,162

Total expenses	1,146,236	1,673,433	2,444,895	3,414,580

Net investment income (loss)	(1,111,600)	(1,671,666)	(2,371,136)	(3,410,656)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(3,377,509)	(4,248,789)	(2,393,222)	7,622,229
Net change in unrealized gains (losses) on open contracts	2,802,697	(5,178,368)	836,678	(8,950,423)

Total trading results	(574,812)	(9,427,157)	(1,556,544)	(1,328,194)

Net income (loss)	$(1,686,412)	$(11,098,823)	$(3,927,680)	$(4,738,850)

Net income (loss) allocation:
Limited Partners	$(1,668,983)	$(10,976,614)	$(3,890,840)	$(4,687,340)
General Partner	$(17,429)	$(122,209)	$(36,840)	$(51,510)

Net income (loss) per Unit:*
Limited Partners	$(0.50)	$(2.98)	$(1.22)	$(1.35)
General Partner	$(0.50)	$(2.98)	$(1.22)	$(1.35)

	Units	Units	Units	Units

Weighted average number of Units outstanding	3,139,590.239	3,740,970.066	3,213,280.897	3,802,077.838

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
Partners’ Capital, December 31, 2015	3,324,177.081	$91,783,172	$1,070,278	$92,853,450
Net Income (Loss)	-	(3,890,840)	(36,840)	(3,927,680)
Redemptions	(279,180.793)	(7,438,601)	(170,000)	(7,608,601)

Partners’ Capital, June 30, 2016	3,044,996.288	$80,453,731	$863,438	$81,317,169

Partners’ Capital, December 31, 2014	3,905,473.827	$116,569,858	$1,312,933	$117,882,791
Net Income (Loss)	-	(4,687,340)	(51,510)	(4,738,850)
Redemptions	(258,292.149)	(7,900,996)	(76,663)	(7,977,659)

Partners’ Capital, June 30, 2015	3,647,181.678	$103,981,522	$1,184,760	$105,166,282

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Morgan Stanley Smith Barney Spectrum Select L.P. (the “Partnership”) is a Delaware limited partnership organized in 1991 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Technical L.P. and Morgan Stanley Smith Barney Spectrum Strategic L.P.

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

During the reporting periods ended June 30, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. The trading advisors to the Partnership are EMC Capital Management, Inc. (“EMC”), Graham Capital Management, L.P. (“Graham”) and Rabar Market Research, Inc. (“Rabar”) (individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

Effective June 30, 2016, the General Partner terminated the management agreement, dated as of October 9, 2007, as amended, among the Partnership, the General Partner and Altis Partners (Jersey) Limited (“Altis”), pursuant to which Altis traded a portion of the Partnership’s assets. Consequently, Altis ceased all Futures Interest trading on behalf of the Partnership. References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Altis.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015, and changes in partners’ capital for the six months ended June 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Statement of Cash Flows: The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investments: All commodity interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s Statements of Income and Expenses.

Restricted and Unrestricted Cash: As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forward and option contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash available for Futures Interest trading that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(140,003) (proceeds of $157,934) and $(924,554) (proceeds of $943,684) as of June 30, 2016 and December 31, 2015, respectively.

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

(Unaudited)

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

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASU 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$(0.14)	$(2.53)	$(0.48)	$(0.45)
Net investment loss	(0.36)	(0.45)	(0.74)	(0.90)

Net increase (decrease) for the period	(0.50)	(2.98)	(1.22)	(1.35)
Net asset value per Unit, beginning of period	27.21	31.81	27.93	30.18

Net asset value per Unit, end of period	$26.71	$28.83	$26.71	$28.83

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.4)%	(5.9)%	(5.5)%	(5.9)%

Operating expenses before incentive fees	5.6%	5.9%	5.6%	5.9%
Incentive fees	-%	-%	-%	-%

Operating expenses after incentive fees	5.6%	5.9%	5.6%	5.9%

Total return:
Total return before incentive fees	(1.8)%	(9.4)%	(4.4)%	(4.5)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(1.8)%	(9.4)%	(4.4)%	(4.5)%

*

Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (except for incentive fees, if applicable).
***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

4.	Financial Instruments:

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures and exchange-traded forward contracts is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures and exchange traded forward contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures and exchange traded forward contracts, which, in the aggregate, totaled $66,620,903 and $39,121,598 at June 30, 2016 and December 31, 2015, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency option contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in custody accounts held at MS&Co., for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with the counterparty. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and the counterparty’s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

The Partnership does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in net income (loss) in the Statements of Income and Expenses.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

5.	Trading Activities:

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2016 and 2015 were 5,781 and 7,761, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2016 and 2015 were 7,038 and 8,095, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2016 and 2015 were 1,168 and 1,305, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2016 and 2015 were 1,209 and 1,175, respectively. The monthly average notional values of currency forward contracts traded during the three months ended June 30, 2016 and 2015 were $118,755,428 and $137,214,414, respectively. The monthly average notional values of currency forward contracts traded during the six months ended June 30, 2016 and 2015 were $115,451,266 and $135,302,544, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar agreements as of June 30, 2016 and December 31, 2015, respectively.

		Gross Amounts	Amounts	Gross Amounts not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
June 30, 2016	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$3,839,879	$(1,220,754)	$2,619,125	$-	$-	$2,619,125
Forwards	2,096,970	(2,096,970)	-	-	-	-

Total assets	$5,936,849	$(3,317,724)	$2,619,125	$-	$-	$2,619,125

Liabilities
Futures	$(1,220,754)	$1,220,754	$-	$-	$-	$-
Forwards	(2,434,951)	2,096,970	(337,981)	-	-	(337,981)

Total liabilities	$(3,655,705)	$3,317,724	$(337,981)	$-	$-	$(337,981)

Net fair value						$2,281,144	*

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$3,831,162	$(2,431,726)	$1,399,436	$-	$-	$1,399,436
Forwards	1,168,919	(1,125,088)	43,831	-	-	43,831

Total assets	$5,000,081	$(3,556,814)	$1,443,267	$-	$-	$1,443,267

Liabilities
Futures	$(2,431,726)	$2,431,726	$-	$-	$-	$-
Forwards	(1,125,088)	1,125,088	-	-	-	-

Total liabilities	$(3,556,814)	$3,556,814	$-	$-	$-	$-

Net fair value						$1,443,267	*

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016
Assets
Futures Contracts
Commodity	$1,082,519
Equity	358,731
Foreign currency	113,861
Interest rate	2,284,768

Total unrealized appreciation on open futures contracts	3,839,879

Liabilities
Futures Contracts
Commodity	(588,230)
Equity	(307,292)
Foreign currency	(78,860)
Interest rate	(246,372)

Total unrealized depreciation on open futures contracts	(1,220,754)

Net unrealized appreciation on open futures contracts	$2,619,125	*

Assets
Forward Contracts
Commodity	$640,314
Foreign currency	1,456,656

Total unrealized appreciation on open forward contracts	2,096,970

Liabilities
Forward Contracts
Commodity	(1,469,694)
Foreign currency	(965,257)

Total unrealized depreciation on open forward contracts	(2,434,951)

Net unrealized depreciation on open forward contracts	$(337,981)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015
Assets
Futures Contracts
Commodity	$2,019,400
Equity	196,959
Foreign currency	1,206,216
Interest rate	408,587

Total unrealized appreciation on open futures contracts	3,831,162

Liabilities
Futures Contracts
Commodity	(937,844)
Equity	(421,360)
Foreign currency	(469,882)
Interest rate	(602,640)

Total unrealized depreciation on open futures contracts	(2,431,726)

Net unrealized appreciation on open futures contracts	$1,399,436	*

Assets
Forward Contracts
Commodity	$740,942
Foreign currency	427,977

Total unrealized appreciation on open forward contracts	1,168,919

Liabilities
Forward Contracts
Commodity	(954,788)
Foreign currency	(170,300)

Total unrealized depreciation on open forward contracts	(1,125,088)

Net unrealized appreciation on open forward contracts	$43,831	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2016		2015		2016		2015

Commodity	$(979,233)		$(5,466,092)		$(916,030)		$(6,276,242)
Equity	(2,207,645)		189,855		(3,428,566)		2,017,844
Foreign currency	256,808		(575,324)		(184,358)		2,689,244
Interest rate	2,355,258		(3,575,596)		2,972,410		240,960

Total	$(574,812)	***	$(9,427,157)	***	$(1,556,544)	***	$(1,328,194)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

6.	Fair Value Measurements:

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2016 and December 31, 2015, and for the periods ended June 30, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2016	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$15,997,324	$-	$15,997,324	$-
Futures	3,839,879	3,839,879	-	-
Forwards	2,096,970	640,314	1,456,656	-

Total Assets	$21,934,173	$4,480,193	$17,453,980	$-

Liabilities
Futures	$1,220,754	$1,220,754	$-	$-
Forwards	2,434,951	1,469,694	965,257	-

Total Liabilities	$3,655,705	$2,690,448	$965,257	$-

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$55,493,206	$-	$55,493,206	$-
Futures	3,831,162	3,831,162	-	-
Forwards	1,168,919	740,942	427,977	-

Total Assets	$60,493,287	$4,572,104	$55,921,183	$-

Liabilities
Futures	$2,431,726	$2,431,726	$-	$-
Forwards	1,125,088	954,788	170,300	-

Total Liabilities	$3,556,814	$3,386,514	$170,300	$-

7.	Subsequent Events:

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2016, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 27.3%; Currency 19.1%; Equity 20.0%; and Commodity 33.6%.

Liquidity: The Partnership deposits its assets available for Futures Interest trading with MS&Co. as its clearing commodity broker in separate futures, forward and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of June 30, 2016, approximately 85.1% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 14.9% is forward contracts which are off-exchange traded.

Capital Resources: The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its cash at bank, interest receivable and equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills, if applicable. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations: The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations

General: The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and option markets.

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

Rabar trades its investment strategy on behalf of the Partnership. The objective of Rabar’s investment strategy is to generate capital appreciation over the long run by investing exclusively in futures interests, including exchange-traded futures contracts, options on futures contracts, foreign currency forward contracts and, to a very limited extent, cash commodities. Rabar may also engage in exchange for physical transactions, more commonly referred to as “EFPs.” Rabar’s strategy employs a diversified, systematic, technical, and trend following approach, utilizing a blend of several separate and distinct quantitative models.

Prior to its termination on June 30, 2016, Altis traded its Global Futures Portfolio Program on behalf of the Partnership. It is a systematic, automated trading program that builds on the market experience of Altis’ principals and employs a unique proprietary Advanced Asset Allocator. The Advanced Asset Allocator was specifically developed to manage portfolios of derivative instruments in a robust and scalable manner. The portfolio management technology combines original, traditional and contrasting investment techniques into one complete and comprehensive trading system. Investment changes are implemented after considering their effect on the whole portfolio and not just on the individual markets concerned.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of June 30, 2016 and March 31, 2016, respectively, and the change during the three months ended June 30, 2016.

	Allocations as of	Allocations as of	Allocations as of	Allocations as of	Change
	June 30,	March 31,	June 30,	March 31,	during the
Trading Advisor	2016 (%)	2016 (%)	2016 ($)	2016 ($)	period (%)

Altis	-	25.95	-	22,494,810	(100.00)
Graham	46.94	34.73	38,168,513	30,094,899	26.83
Rabar	28.06	21.34	22,815,062	18,496,652	23.35
EMC	25.00	17.98	20,333,594	15,582,997	30.49

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2016

The Partnership recorded total trading results including interest income totaling $(540,176) and expenses totaling $1,146,236, resulting in a net loss of $1,686,412 for the three months ended June 30, 2016. The Partnership’s net asset value per Unit decreased from $27.21 at March 31, 2016 to $26.71 at June 30, 2016.

During the second quarter, the Partnership posted a loss in net asset value as trading gains in the global interest rate, agricultural, and currency sectors were more than offset by trading losses in the global stock index, metals, and energy sectors. The most significant losses were recorded in the global stock index sector throughout the second quarter from positions in Asian equity index futures as prices moved without consistent direction amid speculation regarding the potential increased stimulus measures from Japan and China. Within the metals sector, losses were incurred during May from long futures positions in industrial metals as prices declined amid concerns of an overextended commodity market in China and signs of a weakening economy in the U.S. Within the energy sector, losses were incurred during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. Additional losses were recorded during April from short positions in natural gas futures as prices moved higher as producers idled drilling equipment at historic rates. The Partnership’s trading losses for the quarter were partially offset by trading gains within the global interest rate sector during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. Within the agricultural sector, gains were experienced throughout the quarter from long positions in soybean and soybean meal futures as prices rose as flooding and adverse weather in South America threatened to curtail grain exports. Additional gains were experienced from long positions in sugar futures, primarily during June, as prices climbed higher amid speculation that India’s newly imposed duty on sugar exports could further tighten the world sugar market. Within the currency sector, gains were experienced during June from long positions in the Japanese yen versus the U.S. dollar as the relative value of the yen, which has long been considered a “safe haven” investment in times of market apprehension, rallied after the U.K. decided to leave the European Union.

The Partnership recorded total trading results including interest income totaling $(1,482,785) and expenses totaling $2,444,895, resulting in a net loss of $3,927,680 for the six months ended June 30, 2016. The Partnership’s net asset value per Unit decreased from $27.93 at December 31, 2015 to $26.71 at June 30, 2016.

During the first six months of the year, the Partnership posted a loss in net asset value as trading gains in the global interest rate and currency sectors were more than offset by trading losses in the metals, global stock index, agricultural, and energy sectors. The most significant losses were recorded in the metals sector during February from short positions in gold futures as prices advanced amid increased investor demand for precious metals. Meanwhile, losses were recorded during May from long positions in gold futures as prices declined as a strengthening U.S. dollar diminished investor demand for precious metals. Additional losses in the metals sector were incurred throughout the first six months of the year from positions in copper, aluminum, zinc, and tin futures. Within the global stock index sector, losses were incurred during the first quarter from long positions in U.S. equity index futures as prices declined sharply during January and February amid mounting investor concerns about declining oil prices and a China-led slowdown in global growth. Additional losses were incurred throughout the second quarter from positions in Asian equity index futures as prices moved without consistent direction amid speculation regarding the potential for increased stimulus measures from Japan and China. Within the agricultural sector, losses were incurred during January from long positions in cocoa futures as prices tumbled as funds cut bets on higher prices and signs emerged that the crop in Ghana, the second-biggest cocoa producer, was recovering from a five-year low. Additional losses were incurred during March from short positions in coffee futures as prices were boosted by a combination of fund buying, a weaker U.S. dollar, and concerns about dry weather in Colombia and Vietnam. Smaller agricultural losses were incurred throughout the first six months of the year from positions in corn, hogs, and wheat futures. Within the energy sector, losses were incurred during March and April from short positions in crude oil and its related products as prices surged as data showed crude oil production continued to decline. Additional losses were recorded during April from short positions in natural gas futures as prices moved higher as producers idled drilling equipment at historic rates. The Partnership’s trading losses for the first six months of the year were partially offset by trading gains within the global interest rate sector during January and February from long positions in European and Pacific Rim fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Additional gains were experienced during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. Within the currency sector, gains were experienced primarily during January from short positions in the British pound versus the U.S. dollar as the relative value of the British pound declined as U.K. manufacturing and services data signaled that the U.K.’s domestic economy was faltering and may result in the Bank of England keeping its benchmark interest rate unchanged for longer. Additional gains were experienced in the currency sector during June from long positions in the Japanese yen versus the U.S. dollar as the relative value of the yen, which has long been considered a “safe haven” investment in times of market apprehension, rallied after the U.K. decided to leave the European Union.

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

The Partnership recorded total trading results including interest income totaling $(1,324,270) and expenses totaling $3,414,580, resulting in a net loss of $4,738,850 for the six months ended June 30, 2015. The Partnership’s net asset value per Unit decreased from $30.18 at December 31, 2014 to $28.83 at June 30, 2015.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Introduction:

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

The futures, forwards and options on such contracts traded, and the U.S. Treasury bills held, by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency option contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date.

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

The Partnership’s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading. The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date as discussed under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk tables disclosed.

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

The Partnership’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership could result in actual trading or non-trading losses far beyond the indicated Value at Risk of the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% — 99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended June 30, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K.

As of June 30, 2016, the Partnership’s total capitalization was $81,317,169.

June 30, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$3,035,471	3.73%	$5,801,882	$3,035,471	$4,732,916
Equity	1,813,384	2.23	3,424,594	1,813,384	2,899,572
Foreign currency	1,723,096	2.12	3,935,449	1,361,440	3,254,852
Interest rate	2,467,386	3.03	3,768,789	2,092,888	2,909,741

Total	$9,039,337	11.11%

*Average daily Values at Risk.

As of December 31, 2015, the Partnership’s total capitalization was $92,853,450.

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$6,500,979	7.00%	$7,464,573	$4,358,328	$5,733,928
Equity	2,578,878	2.78	5,564,252	1,482,105	3,428,402
Foreign currency	4,785,530	5.15	5,739,845	1,443,178	4,265,117
Interest rate	2,542,981	2.74	4,313,806	1,260,550	2,936,185

Total	$16,408,368	17.67%

* Average daily Values at Risk.

Limitations on Value at Risk as an Assessment of Market Risk

Value at Risk models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, Value at Risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to, the following:

•	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

•	changes in portfolio value caused by market movements may differ from those of the Value at Risk model;

•	Value at Risk results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;

•	Value at Risk using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

•	the historical market risk factor data used for Value at Risk estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

Non-Trading Risk:

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures:

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures—constitute forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

Qualitative Disclosures Regarding Means of Managing Risk Exposure:

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2016.

Changes in Internal Control over Financial Reporting:

There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls:

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (the “Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
			Units Purchased as Part	Value) of Units that May
	(a) Total Number of	(b) Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Units Purchased *	Paid per Unit **	Plans or Programs	the Plans or Programs
April 1, 2016 - April 30, 2016	49,236.363	$ 26.32	N/A	N/A
May 1, 2016 - May 31, 2016	36,608.332	$ 25.50	N/A	N/A
June 1, 2016 - June 30, 2016	51,904.317	$ 26.71	N/A	N/A
	137,749.012	$ 26.25

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

Item 3.   Defaults Upon Senior Securities — None.

Item 4.   Mine Safety Disclosures — Not applicable.

Item 5.   Other Information — None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan Patrick T. Egan President and Director

Date: August 11, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 11, 2016