Form 10-Q
period 2016-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2016-11-10
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR (    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-19511

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3619290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC

522 Fifth Avenue

New York, New York 10036

(Address of principal executive offices) (Zip Code)

(855) 672-4468

(Registrant’s telephone number, including area code)

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

Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of October 31, 2016, 2,712,113.472 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2016	December 31, 2015
Assets:

Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $14,989,967 and $55,497,357 at September 30, 2016 and December 31, 2015, respectively)	$14,997,047	$55,493,206
Unrestricted cash	47,566,743	23,029,544
Restricted cash	10,320,882	14,906,464
Net unrealized appreciation on open futures contracts	1,131,341	1,399,436
Net unrealized appreciation on open forward contracts	322,606	43,831

Total equity in trading account	74,338,619	94,872,481

Cash at bank	412	-
Interest receivable	6,909	3,540

Total assets	$74,345,940	$94,876,021

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing placement agent fees	$124,951	$163,603
General Partner fees	124,951	163,603
Management fees	101,989	141,356
Redemptions payable to Limited Partners	2,568,036	1,554,009

Total liabilities	2,919,927	2,022,571

Partners’ Capital:
General Partner, 32,332.233 and 38,316.597 Units at September 30, 2016 and December 31, 2015, respectively	818,071	1,070,278
Limited Partners, 2,790,599.208 and 3,285,860.484 Units at September 30, 2016 and December 31, 2015, respectively	70,607,942	91,783,172

Total partners’ capital (net asset value)	71,426,013	92,853,450

Total liabilities and partners’ capital	$74,345,940	$94,876,021

Net asset value per Unit	$25.30	$27.93

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

September 30, 2016

(Unaudited)

			Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity			661	$296,555	0.42%
Equity			542	158,231	0.22
Currencies			129	91,366	0.13
Interest rates			3,236	497,759	0.70

Total futures contracts purchased				1,043,911	1.47

Futures Contracts Sold
Commodity			666	248,071	0.35
Equity			180	(113,864)	(0.16)
Currencies			266	34,194	0.05
Interest rates			570	(80,971)	(0.11)

Total futures contracts sold				87,430	0.13

Net unrealized appreciation on open futures contracts				$1,131,341	1.60%

Unrealized Appreciation on Open Forward Contracts
Commodity			269	$514,365	0.72%
Currencies			$42,888,220	539,578	0.76

Total unrealized appreciation on open forward contracts				1,053,943	1.48

Unrealized Depreciation on Open Forward Contracts
Commodity			196	(586,090)	(0.82)
Currencies			$37,707,112	(145,247)	(0.20)

Total unrealized depreciation on open forward contracts				(731,337)	(1.02)

Net unrealized appreciation on open forward contracts				$322,606	0.46%

U.S. Government Securities					% of Partners’ Capital
Face Amount	Maturity Date	Description		Fair Value
$15,000,000	11/17/2016	U.S. Treasury bills, 0.28%* (Amortized cost of $14,989,967)		$14,997,047	21.00%

Total U.S. Government Securities				$14,997,047	21.00%

* Liquid non-cash held as collateral.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

December 31, 2015

		Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity		904	$(208,668)	(0.22)%
Equity		322	(106,384)	(0.11)
Currencies		324	39,948	0.04
Interest rates		2,232	(182,103)	(0.20)

Total futures contracts purchased			(457,207)	(0.49)

Futures Contracts Sold
Commodity		1,571	1,290,224	1.39
Equity		247	(118,017)	(0.13)
Currencies		872	696,386	0.75
Interest rates		1,866	(11,950)	(0.01)

Total futures contracts sold			1,856,643	2.00

Net unrealized appreciation on open futures contracts			$1,399,436	1.51%

Unrealized Appreciation on Open Forward Contracts
Commodity		268	$740,942	0.80%
Currencies		$38,883,013	427,977	0.46

Total unrealized appreciation on open forward contracts			1,168,919	1.26

Unrealized Depreciation on Open Forward Contracts
Commodity		511	(954,788)	(1.03)
Currencies		$20,675,394	(170,300)	(0.18)

Total unrealized depreciation on open forward contracts			(1,125,088)	(1.21)

Net unrealized appreciation on open forward contracts			$43,831	0.05%

U.S. Government Securities				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$32,750,000	3/3/2016	U.S. Treasury bills, 0.015%* (Amortized cost of $32,748,076)	$32,744,699	35.26%
$22,750,000	1/21/2016	U.S. Treasury bills, 0.0125%* (Amortized cost of $22,749,281)	22,748,507	24.50

Total U.S. Government Securities			$55,493,206	59.76%

* Liquid non-cash held as collateral.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$39,515	$1,952	$113,274	$5,876

Expenses:
General Partner fees	395,156	518,869	1,278,653	1,707,078
Ongoing placement agent fees	395,156	518,869	1,278,653	1,707,078
Management fees	322,733	455,701	1,000,634	1,493,863

Total expenses	1,113,045	1,493,439	3,557,940	4,908,019

Net investment loss	(1,073,530)	(1,491,487)	(3,444,666)	(4,902,143)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(2,240,891)	(4,865,629)	(4,634,113)	2,756,600
Net change in unrealized gains (losses) on open contracts	(851,819)	6,521,754	(15,141)	(2,428,669)

Total trading results	(3,092,710)	1,656,125	(4,649,254)	327,931

Net income (loss)	$(4,166,240)	$164,638	$(8,093,920)	$(4,574,212)

Net income (loss) per Unit*	$(1.41)	$0.05	$(2.63)	$(1.30)

Weighted average number of Units outstanding	2,988,346.929	3,598,663.983	3,138,302.907	3,733,528.114

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total

Partners’ Capital, December 31, 2015	3,324,177.081	$91,783,172	$1,070,278	$92,853,450
Net Income (Loss)	-	(8,011,713)	(82,207)	(8,093,920)
Redemptions	(501,245.640)	(13,163,517)	(170,000)	(13,333,517)

Partners’ Capital, September 30, 2016	2,822,931.441	$70,607,942	$818,071	$71,426,013

Partners’ Capital, December 31, 2014	3,905,473.827	$116,569,858	$1,312,933	$117,882,791
Net Income (Loss)	-	(4,524,518)	(49,694)	(4,574,212)
Redemptions	(399,479.846)	(11,901,642)	(156,691)	(12,058,333)

Partners’ Capital, September 30, 2015	3,505,993.981	$100,143,698	$1,106,548	$101,250,246

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

During the reporting periods ended September 30, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. The trading advisors to the Partnership are EMC Capital Management, Inc. (“EMC”), Graham Capital Management, L.P. (“Graham”) and Rabar Market Research, Inc. (“Rabar”) (individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee it receives from the Partnership, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015, and changes in partners’ capital for the nine months ended September 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

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

Profit Allocation: The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Statement of Cash Flows: The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investments: All commodity interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses.

Restricted and Unrestricted Cash: As reflected in the Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forward and option contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash available for Futures Interest trading that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $226,324 (cost of $233,015) and $(924,554) (proceeds of $943,684) as of September 30, 2016 and December 31, 2015, respectively.

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

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments: The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates fair value due to the short term nature of such balances.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$(1.05)	$0.47	$(1.54)	$0.02
Net investment loss	(0.36)	(0.42)	(1.09)	(1.32)

Net increase (decrease) for the period	(1.41)	0.05	(2.63)	(1.30)
Net asset value per Unit, beginning of period	26.71	28.83	27.93	30.18

Net asset value per Unit, end of period	$25.30	$28.88	$25.30	$28.88

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.5)%	(5.7)%	(5.5)%	(5.8)%

Operating expenses before incentive fees	5.7%	5.7%	5.7%	5.8%
Incentive fees	- %	- %	- %	- %

Operating expenses after incentive fees	5.7%	5.7%	5.7%	5.8%

Total return:
Total return before incentive fees	(5.3)%	0.2%	(9.4)%	(4.3)%
Incentive fees	- %	- %	- %	- %

Total return after incentive fees	(5.3)%	0.2%	(9.4)%	(4.3)%

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

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract. The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Statements of Financial Condition.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2016 and 2015 were 6,330 and 9,207, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2016 and 2015 were 6,802 and 8,465, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2016 and 2015 were 705 and 1,162, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2016 and 2015 were 1,041 and 1,171, respectively. The monthly average notional values of currency forward contracts traded during the three months ended September 30, 2016 and 2015 were $125,057,345 and $112,270,483 respectively. The monthly average notional values of currency forward contracts traded during the nine months ended September 30, 2016 and 2015 were $118,653,293 and $127,625,190, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar agreements as of September 30, 2016 and December 31, 2015, respectively.

September 30, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$2,404,371	$(1,273,030)	$1,131,341	$-	$-	$1,131,341
Forwards	1,053,943	(731,337)	322,606	-	-	322,606

Total assets	$3,458,314	$(2,004,367)	$1,453,947	$-	$-	$1,453,947

Liabilities
Futures	$(1,273,030)	$1,273,030	$-	$-	$-	$-
Forwards	(731,337)	731,337	-	-	-	-

Total liabilities	$(2,004,367)	$2,004,367	$-	$-	$-	$-

Net fair value						$1,453,947	*

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$3,831,162	$(2,431,726)	$1,399,436	$-	$-	$1,399,436
Forwards	1,168,919	(1,125,088)	43,831	-	-	43,831

Total assets	$5,000,081	$(3,556,814)	$1,443,267	$-	$-	$1,443,267

Liabilities
Futures	$(2,431,726)	$2,431,726	$-	$-	$-	$-
Forwards	(1,125,088)	1,125,088	-	-	-	-

Total liabilities	$(3,556,814)	$3,556,814	$-	$-	$-	$-

Net fair value						$1,443,267	*

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

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016
Assets
Futures Contracts
Commodity	$1,236,313
Equity	385,966
Currencies	194,614
Interest rates	587,478

Total unrealized appreciation on open futures contracts	2,404,371

Liabilities
Futures Contracts
Commodity	(691,687)
Equity	(341,599)
Currencies	(69,054)
Interest rates	(170,690)

Total unrealized depreciation on open futures contracts	(1,273,030)

Net unrealized appreciation on open futures contracts	$1,131,341	*

Assets
Forward Contracts
Commodity	$514,365
Currencies	539,578

Total unrealized appreciation on open forward contracts	1,053,943

Liabilities
Forward Contracts
Commodity	(586,090)
Currencies	(145,247)

Total unrealized depreciation on open forward contracts	(731,337)

Net unrealized appreciation on open forward contracts	$322,606	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015
Assets
Futures Contracts
Commodity	$2,019,400
Equity	196,959
Currencies	1,206,216
Interest rates	408,587

Total unrealized appreciation on open futures contracts	3,831,162

Liabilities
Futures Contracts
Commodity	(937,844)
Equity	(421,360)
Currencies	(469,882)
Interest rates	(602,640)

Total unrealized depreciation on open futures contracts	(2,431,726)

Net unrealized appreciation on open futures contracts	$1,399,436	*

Assets
Forward Contracts
Commodity	$740,942
Currencies	427,977

Total unrealized appreciation on open forward contracts	1,168,919

Liabilities
Forward Contracts
Commodity	(954,788)
Currencies	(170,300)

Total unrealized depreciation on open forward contracts	(1,125,088)

Net unrealized appreciation on open forward contracts	$43,831	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2016		2015		2016		2015

Commodity	$(2,877,622)		$2,165,636		$(3,793,652)		$(4,110,606)
Equity	1,259,997		(3,442,268)		(2,168,569)		(1,424,424)
Currencies	(643,880)		482,957		(828,238)		3,172,201
Interest rates	(831,205)		2,449,800		2,141,205		2,690,760

Total	$(3,092,710)	***	$1,656,125	***	$(4,649,254)	***	$327,931	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2016 and December 31, 2015, and for the periods ended September 30, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2016	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$14,997,047	$-	$14,997,047	$-
Futures	2,404,371	2,404,371	-	-
Forwards	1,053,943	514,365	539,578	-

Total Assets	$18,455,361	$2,918,736	$15,536,625	$-

Liabilities
Futures	$1,273,030	$1,273,030	$-	$-
Forwards	731,337	586,090	145,247	-

Total Liabilities	$2,004,367	$1,859,120	$145,247	$-

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$55,493,206	$-	$55,493,206	$-
Futures	3,831,162	3,831,162	-	-
Forwards	1,168,919	740,942	427,977	-

Total Assets	$60,493,287	$4,572,104	$55,921,183	$-

Liabilities
Futures	$2,431,726	$2,431,726	$-	$-
Forwards	1,125,088	954,788	170,300	-

Total Liabilities	$3,556,814	$3,386,514	$170,300	$-

7.	Subsequent Events:

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) its equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, and redemptions of Units.

For the nine months ended September 30, 2016, Partnership capital decreased 23.1% from $92,853,450 to $71,426,013. This decrease was attributable to redemptions of 495,261.276 limited partner Units totaling $13,163,517 and redemptions of 5,984.364 General Partner Units totaling $170,000, coupled with a net loss of $8,093,920. Future redemptions can impact the amount of funds available for investments in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses. The General Partner estimates that, at any given time, approximately 12.3% to 20.3% of the Partnership’s contracts are traded over-the-counter.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of September 30, 2016 and June 30, 2016, respectively, and the change during the three months ended September 30, 2016.

Trading Advisor	Allocations as of September 30, 2016 (%)	Allocations as of June 30, 2016 (%)	Allocations as of September 30, 2016 ($)	Allocations as of June 30, 2016 ($)	Change during the period (%)

Graham	47.96	46.94	34,255,386	38,168,513	(10.25)
Rabar	29.68	28.06	21,199,541	22,815,062	(7.08)
EMC	22.36	25.00	15,971,086	20,333,594	(21.45)

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s third quarter of 2016, the net asset value per Unit decreased 5.3% from $26.71 to $25.30, as compared to an increase of 0.2% during the third quarter of 2015. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2016 of $3,092,710. Losses were primarily attributable to the Partnership’s trading in the commodity, currencies and interest rates sectors, and were partially offset by gains in the equity sector. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2015 of $1,656,125. Gains were primarily attributable to the Partnership’s trading in the commodity, currencies and interest rates sectors, and were partially offset by losses in the equity sector.

The most significant losses were recorded in the energy sector during August from short positions in crude oil and its related products as prices rallied amid speculation that crude producers were going to revive talks to stabilize prices at informal OPEC discussions in September. Within the global interest rate sector, losses were incurred during August from long positions in U.S. fixed income futures as prices declined as U.S. Federal Reserve Chair Janet Yellen’s hawkish comments on U.S. monetary policy bolstered speculation that the central bank could raise interest rates in the coming months. Losses were also recorded within the currency markets, primarily during August, from long positions in the Japanese yen versus the U.S. dollar as the relative value of the Japanese yen declined as Prime Minister Shinzo Abe announced a disappointing Japanese stimulus package. Additional losses were incurred from positions in the euro, Swiss franc, and Canadian dollar. Within the metals sector, losses were incurred during August from long positions in gold futures as prices declined after a better-than-expected U.S. jobs report reduced “safe-haven” demand for the precious metals. Additional losses were incurred during September from short copper futures positions as prices rose after Chinese reports fueled speculation that demand for copper was increasing, while stockpiles decreased. Within the agricultural sector, losses were incurred during July from long positions in soybean futures as prices were weighed down by mounting anticipation that growers will collect a record crop this year. The Partnership’s trading losses for the quarter were partially offset by trading gains within the global stock index sector during July and August from long positions in U.S. equity index futures as U.S. employers added far more jobs than expected in June, providing reassurance that the U.S. economy is growing solidly and pushing prices higher.

During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit decreased 9.4% from $27.93 to $25.30, as compared to a decrease of 4.3% during the nine months ended September 30, 2015. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2016 of $4,649,254. Losses were primarily attributable to the Partnership’s trading in the commodity, equity and currencies sectors, and were partially offset by gains in the interest rates sector. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2015 of $327,931. Gains were primarily attributable to the Partnership’s trading in the currencies and interest rates sectors, and were partially offset by losses in the commodity and equity sectors.

The most significant losses were recorded in the metals sector during February from short positions in gold futures as prices advanced amid increased investor demand for precious metals. Meanwhile, losses were recorded during May from long positions in gold futures as prices declined as a strengthening U.S. dollar diminished investor demand for precious metals. Additional losses in the metals sector were incurred throughout the first nine months of the year from positions in copper, aluminum, and tin futures. Within the energy sector, losses were incurred during August from short positions in crude oil and its related products as prices rallied amid speculation that crude producers were going to revive talks to stabilize prices at informal OPEC discussions in September. Within the global stock index sector, losses were incurred during the first quarter from long positions in U.S. equity index futures as prices declined sharply during January and February amid mounting investor concerns about declining oil prices and a China-led slowdown in global growth. Additional losses were incurred throughout the second quarter from positions in Asian equity index futures as prices moved without consistent direction amid speculation regarding the potential for increased stimulus measures from Japan and China. Within the agricultural sector, losses were incurred during January from long positions in cocoa futures as prices tumbled as funds cut bets on higher prices and signs emerged that the crop in Ghana, the second-biggest cocoa producer, was recovering from a five-year low. Additional losses were incurred during March from short positions in coffee futures as prices were boosted by a combination of fund buying, a weaker U.S. dollar, and concerns about dry weather in Colombia and Vietnam. Smaller agricultural losses were incurred throughout the first six months of the year from positions in corn and hog futures. The Partnership’s trading losses for the first nine months of the year were partially offset by trading gains within the global interest rate sector during January and February from long positions in European and Pacific Rim fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Additional gains were experienced during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Partnership is a commodity pool engaged primarily in speculative trading of futures, forwards and options. The market sensitive instruments held by the Partnership are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of the Partnership’s/Funds’ open positions and, consequently, in their earnings and cash balances. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open contracts and the liquidity of the markets in which they trade.

The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of their future results.

“Value at Risk” is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s’ losses in any market sector will be limited to Values at Risk or by the Partnership’s attempts to manage their market risk.

Exchange margin requirements have been used by the Partnership as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Values at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended September 30, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2015.

As of September 30, 2016, the Partnership’s total capitalization was $71,426,013.

September 30, 2016

			Three Months Ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$3,859,410	5.40%	$4,490,655	$3,319,309	$3,887,274
Equity	3,141,978	4.40	4,885,388	2,120,503	3,633,199
Currencies	3,480,337	4.87	3,480,337	1,890,545	2,758,358
Interest rates	2,416,962	3.38	3,168,348	2,116,366	2,829,771

Total	$12,898,687	18.05%

 *Average daily Values at Risk.

As of December 31, 2015, the Partnership’s total capitalization was $92,853,450.

December 31, 2015

			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$6,500,979	7.00%	$7,464,573	$4,358,328	$5,733,928
Equity	2,578,878	2.78	5,564,252	1,482,105	3,428,402
Currencies	4,785,530	5.15	5,739,845	1,443,178	4,265,117
Interest rates	2,542,981	2.74	4,313,806	1,260,550	2,936,185

Total	$16,408,368	17.67%

 * Average daily Values at Risk.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2016.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connection with such actions.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	49,386.640	$26.97	N/A	N/A
August 1, 2016 - August 31, 2016	71,174.798	$25.64	N/A	N/A
September 1, 2016 - September 30, 2016	101,503.409	$25.30	N/A	N/A
	222,064.847	$25.78

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

Date: November 10, 2016

By: /s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 10, 2016