Form 10-Q
period 2017-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2017-05-11
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                          Accelerated filer                         Non-accelerated filer X

Smaller reporting company             Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  No X

As of April 30, 2017, 2,284,789.633 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $12,989,784 at March 31, 2017 and December 31, 2016, respectively)	$-	$12,994,751
Unrestricted cash	44,133,077	36,673,442
Restricted cash	12,340,952	11,918,100
Net unrealized appreciation on open futures contracts	91,819	1,375,411

Total equity in trading account	56,565,848	62,961,704

Cash at bank	1,022	218
Interest receivable	23,585	12,527

Total assets	$56,590,455	$62,974,449

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$463,378	$47,871
Accrued expenses:
Ongoing placement agent fees	97,647	105,427
General Partner fees	97,647	105,427
Management fees	81,762	87,559
Redemptions payable to General Partner	-	100,000
Redemptions payable to Limited Partners	1,720,565	2,537,767

Total liabilities	2,460,999	2,984,051

Partners’ Capital:
General Partner, 28,084.145 Units outstanding at March 31, 2017 and December 31, 2016	644,438	660,986
Limited Partners, 2,330,804.321 and 2,520,753.466 Units outstanding at March 31, 2017 and December 31, 2016, respectively	53,485,018	59,329,412

Total partners’ capital (net asset value)	54,129,456	59,990,398

Total liabilities and partners’ capital	$56,590,455	$62,974,449

Net asset value per Unit	$22.95	$23.54

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

March 31, 2017

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	411	$(27,395)	(0.05)%
Equity	788	324,957	0.60
Currencies	100	(12,987)	(0.02)
Interest rates	814	77,668	0.14

Total futures contracts purchased		362,243	0.67

Futures Contracts Sold
Commodity	705	80,873	0.15
Equity	23	(2,421)	(0.00) *
Currencies	93	60,390	0.11
Interest rates	1,375	(409,266)	(0.76)

Total futures contracts sold		(270,424)	(0.50)

Net unrealized appreciation on open futures contracts		$91,819	0.17%

Unrealized Appreciation on Open Forward Contracts
Commodity	146	$266,365	0.49%
Currencies	$31,591,630	344,467	0.64

Total unrealized appreciation on open forward contracts		610,832	1.13

Unrealized Depreciation on Open Forward Contracts
Commodity	143	(354,147)	(0.65)
Currencies	$53,185,013	(720,063)	(1.33)

Total unrealized depreciation on open forward contracts		(1,074,210)	(1.98)

Net unrealized depreciation on open forward contracts		$(463,378)	(0.85)%

* Due to rounding

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	932	$112,637	0.19%
Equity	750	471,849	0.79
Currencies	80	61,938	0.10
Interest rates	1,082	221,627	0.37

Total futures contracts purchased		868,051	1.45

Futures Contracts Sold
Commodity	331	365,783	0.61
Equity	40	(39,029)	(0.07)
Currencies	157	84,734	0.14
Interest rates	1,480	95,872	0.16

Total futures contracts sold		507,360	0.84

Net unrealized appreciation on open futures contracts		$1,375,411	2.29%

Unrealized Appreciation on Open Forward Contracts
Commodity	187	$370,551	0.62%
Currencies	$40,436,437	698,477	1.16

Total unrealized appreciation on open forward contracts		1,069,028	1.78

Unrealized Depreciation on Open Forward Contracts
Commodity	203	(534,709)	(0.89)
Currencies	$29,414,640	(582,190)	(0.97)

Total unrealized depreciation on open forward contracts		(1,116,899)	(1.86)

Net unrealized depreciation on open forward contracts		$(47,871)	(0.08)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$13,000,000	2/2/2017	U.S. Treasury bills, 0.41%* (Amortized cost of $12,989,784)	$12,994,751	21.66%

Total U.S. Government Securities			$12,994,751	21.66%

* Liquid non-cash held as collateral.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income	$60,882	$39,123

Expenses:
General Partner fees	292,853	469,802
Ongoing placement agent fees	292,853	469,802
Management fees	244,847	359,055

Total expenses	830,553	1,298,659

Net investment loss	(769,671)	(1,259,536)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,059,152	984,287
Net change in unrealized gains (losses) on open contracts	(1,728,974)	(1,966,019)

Total trading results	(669,822)	(981,732)

Net income (loss)	$(1,439,493)	$(2,241,268)

Net income (loss) per Unit*	$(0.59)	$(0.72)

Weighted average number of Units outstanding	2,490,493.193	3,286,811.284

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total

Partners’ Capital, December 31, 2016	2,548,837.611	$59,329,412	$660,986	$59,990,398
Net Income (Loss)	-	(1,422,945)	(16,548)	(1,439,493)
Redemptions	(189,949.145)	(4,421,449)	-	(4,421,449)

Partners’ Capital, March 31, 2017	2,358,888.466	$53,485,018	$644,438	$54,129,456

Partners’ Capital, December 31, 2015	3,324,177.081	$91,783,172	$1,070,278	$92,853,450
Net Income (Loss)	-	(2,221,857)	(19,411)	(2,241,268)
Redemptions	(139,559.823)	(3,822,824)	(120,000)	(3,942,824)

Partners’ Capital, March 31, 2016	3,184,617.258	$85,738,491	$930,867	$86,669,358

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Morgan Stanley Smith Barney Spectrum Select L.P. (the “Partnership”) is a Delaware limited partnership organized in 1991 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership commenced trading operations on August 1, 1991. The Partnership is one of the Morgan Stanley Spectrum Series of funds, comprised of the Partnership, Ceres Tactical Currency L.P. (formerly, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.), Morgan Stanley Smith Barney Spectrum Strategic L.P. and Morgan Stanley Smith Barney Spectrum Technical L.P.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, Ceres became a wholly owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

During the reporting periods ended March 31, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. The trading advisors to the Partnership are EMC Capital Management, Inc. (“EMC”), Graham Capital Management, L.P. (“Graham”) and Rabar Market Research, Inc. (“Rabar”) (individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investments. All Futures Interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses. The Partnership does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s Statements of Income and Expenses.

Restricted and Unrestricted Cash. The cash held by the Partnership available for trading in Futures Interests, if any, is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash equals the cash portion of assets on deposits to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At March 31, 2017 and December 31, 2016, the amount of cash held for margin requirements was $12,340,952, and $11,918,100, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(351) (proceeds of $2,334) and $(992,914) (proceeds of $1,024,772) as of March 31, 2017 and December 31, 2016, respectively.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Net Income (Loss) per Unit. Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
	2017	2016

Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$(0.28)	$(0.33)
Net investment loss	(0.31)	(0.39)

Net increase (decrease) for the period	(0.59)	(0.72)
Net asset value per Unit, beginning of period	23.54	27.93

Net asset value per Unit, end of period	$22.95	$27.21

	For the Three Months Ended March 31,
	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.4)%	(5.5)%

Operating expenses before incentive fees	5.9%	5.7%
Incentive fees	- %	- %

Operating expenses after incentive fees	5.9%	5.7%

Total return:
Total return before incentive fees	(2.5)%	(2.6)%
Incentive fees	- %	- %

Total return after incentive fees	(2.5)%	(2.6)%

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

In general, the risks associated with non-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an non-exchange-traded contract. The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. With respect to the Partnership’s non-exchange-traded forward currency contracts and forward currency option contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements with the counterparty, which is accomplished by daily maintenance of the cash balance in custody accounts and U.S. Treasury bills held at MS&Co., for the benefit of MS&Co. With respect to those non-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with the counterparty. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and the counterparty’s exposure on non-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts are settled upon termination of the contract.

In the ordinary course of business, the Partnership enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership. The Partnership considers the risk of any future obligation relating to these indemnifications to be remote.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2017 and 2016 were 4,689 and 8,294, respectively. The monthly average number of metal forward contracts traded during the three months ended March 31, 2017 and 2016 were 607 and 1,250, respectively. The monthly average notional values of currency forward contracts traded during the three months ended March 31, 2017 and 2016 were $123,410,631 and $112,147,104, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar agreements as of March 31, 2017 and December 31, 2016, respectively.

March 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$1,691,061	$(1,599,242)	$91,819	$-	$-	$91,819
Forwards	610,832	(610,832)	-	-	-	-

Total assets	$2,301,893	$(2,210,074)	$91,819	$-	$-	$91,819

Liabilities
Futures	$(1,599,242)	$1,599,242	$-	$-	$-	$-
Forwards	(1,074,210)	610,832	(463,378)	-	-	(463,378)

Total liabilities	$(2,673,452)	$2,210,074	$(463,378)	$-	$-	$(463,378)

Net fair value						$(371,559)	*

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,203,401	$(827,990)	$1,375,411	$-	$-	$1,375,411
Forwards	1,069,028	(1,069,028)	-	-	-	-

Total assets	$3,272,429	$(1,897,018)	$1,375,411	$-	$-	$1,375,411

Liabilities
Futures	$(827,990)	$827,990	$-	$-	$-	$-
Forwards	(1,116,899)	1,069,028	(47,871)	-	-	(47,871)

Total liabilities	$(1,944,889)	$1,897,018	$(47,871)	$-	$-	$(47,871)

Net fair value						$1,327,540	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017
Assets
Futures Contracts
Commodity	$637,370
Equity	692,164
Currencies	102,590
Interest rates	258,937

Total unrealized appreciation on open futures contracts	1,691,061

Liabilities
Futures Contracts
Commodity	(583,892)
Equity	(369,628)
Currencies	(55,187)
Interest rates	(590,535)

Total unrealized depreciation on open futures contracts	(1,599,242)

Net unrealized appreciation on open futures contracts	$91,819	*

Assets
Forward Contracts
Commodity	$266,365
Currencies	344,467

Total unrealized appreciation on open forward contracts	610,832

Liabilities
Forward Contracts
Commodity	(354,147)
Currencies	(720,063)

Total unrealized depreciation on open forward contracts	(1,074,210)

Net unrealized depreciation on open forward contracts	$(463,378)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2016
Assets
Futures Contracts
Commodity	$864,337
Equity	696,575
Currencies	202,478
Interest rates	440,011

Total unrealized appreciation on open futures contracts	2,203,401

Liabilities
Futures Contracts
Commodity	(385,917)
Equity	(263,755)
Currencies	(55,806)
Interest rates	(122,512)

Total unrealized depreciation on open futures contracts	(827,990)

Net unrealized appreciation on open futures contracts	$1,375,411	*

Assets
Forward Contracts
Commodity	$370,551
Currencies	698,477

Total unrealized appreciation on open forward contracts	1,069,028

Liabilities
Forward Contracts
Commodity	(534,709)
Currencies	(582,190)

Total unrealized depreciation on open forward contracts	(1,116,899)

Net unrealized depreciation on open forward contracts	$(47,871)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
Sector	2017		2016

Commodity	$(2,317,420)		$63,203
Equity	3,943,222		(1,220,921)
Currencies	(1,406,745)		(441,166)
Interest rates	(888,879)		617,152

Total	$(669,822)	***	$(981,732)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2017 and December 31, 2016, and for the periods ended March 31, 2017 and 2016, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2017	Total	Level 1	Level 2	Level 3

Assets
Futures	$1,691,061	$1,691,061	$-	$-
Forwards	610,832	266,365	344,467	-

Total assets	$2,301,893	$1,957,426	$344,467	$-

Liabilities
Futures	$1,599,242	$1,599,242	$-	$-
Forwards	1,074,210	354,147	720,063	-

Total liabilities	$2,673,452	$1,953,389	$720,063	$-

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$12,994,751	$-	$12,994,751	$-
Futures	2,203,401	2,203,401	-	-
Forwards	1,069,028	370,551	698,477	-

Total assets	$16,267,180	$2,573,952	$13,693,228	$-

Liabilities
Futures	$827,990	$827,990	$-	$-
Forwards	1,116,899	534,709	582,190	-

Total liabilities	$1,944,889	$1,362,699	$582,190	$-

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are (i) its equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2017.

The Partnership’s investment in Futures Interest may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

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

Other than the risks inherent in Futures Interests trading and U.S. treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income and redemptions of Units.

For the three months ended March 31, 2017, Partnership capital decreased 9.8% from $59,990,398 to $54,129,456. This decrease was attributable to redemptions of 189,949.145 limited partner Units totaling $4,421,449, coupled with a net loss of $1,439,493. Future redemptions can impact the amount of funds available for investments in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses. The General Partner estimates that, at any given time, approximately 13.8% to 22.7% of the Partnership’s contracts are traded over-the-counter.

Results of Operations

General: The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the Futures Interests markets.

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

The General Partner is not aware of any material changes to the trading programs discussed above for the fiscal quarter ended March 31, 2017.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of March 31, 2017 and December 31, 2016, respectively, and the change during the three months ended March 31, 2017.

Trading Advisor	Allocation as of March 31, 2017 (%)	Allocation as of December 31, 2016 (%)	Allocation as of March 31, 2017 ($)	Allocation as of December 31, 2016 ($)	Change during the period (%)

Graham	53.73%	50.25%	$29,085,041	$30,143,981	(3.51)%
Rabar	27.87	29.30	15,083,325	17,578,213	(14.19)
EMC	18.40	20.45	9,961,090	12,268,204	(18.81)

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2017, and a general discussion of its trading activities during the period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s first quarter of 2017, the net asset value per Unit decreased 2.5% from $23.54 to $22.95, as compared to a decrease of 2.6% during the first quarter of 2016. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2017 of $669,822. Losses were primarily attributable to Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors, and were partially offset by gains in the equity sectors.

The most significant losses were incurred within the energy markets during January from positions in gasoline futures as prices moved without consistent direction throughout the month amid speculation regarding the surplus of U.S. gasoline supplies as refineries head into spring maintenance season. Additional losses were incurred during January from long positions in natural gas futures as prices decreased amid limited demand due to milder-than-normal temperatures in North America. Within the currency sector, losses were recorded during March from short positions in the British pound, Swiss franc, and Japanese yen versus the U.S. dollar as the relative value of the dollar depreciated following comments from the U.S. Federal Reserve which caused investors to revise expectations for further interest rate hikes in 2017. Additional losses were recorded throughout the first quarter from positions in the Canadian dollar. Within the global interest rate sector, losses were recorded throughout the first quarter from short positions in U.S. fixed income futures as prices advanced in the first half of January on renewed appetite for U.S. bonds amid speculation of economic stimuli pledged by U.S. President Donald Trump during his campaign. Within the agricultural sector, losses were experienced during January from short positions in corn futures as prices rose following concerns that floods in Argentina could reduce crop yields. Further losses in this sector were incurred from positions in coffee, soybean, and wheat futures. The Partnership’s losses for the quarter were partially offset by gains experienced within the global stock index sector, primarily during February and March, from long positions in U.S. and European equity index futures as prices rallied amid renewed bullishness about President Donald Trump’s policies, in particular those relating to tax reform and the impact they may have on economic growth. Additional gains were experienced in the metals sector, primarily during January, from long futures positions in industrial metals after positive economic data in China boosted prices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Market movements result in frequent changes in the fair value of the Partnership’s open positions and, consequently, in its earnings and cash balances. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open contracts and the liquidity of the markets in which it trades.

The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

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

“Value at Risk” is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Values at Risk or by the Partnership’s attempts to manage its market risk.

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

Values at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended March 31, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2016.

As of March 31, 2017, the Partnership’s total capitalization was $54,129,456.

March 31, 2017

			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$3,156,454	5.83%	$3,981,712	$2,294,111	$3,369,654
Equity	4,219,581	7.80	4,896,602	3,861,103	4,352,659
Currencies	3,144,395	5.81	3,144,395	2,168,683	2,587,414
Interest rates	1,642,694	3.03	2,058,362	1,297,670	1,689,039

Total	$12,163,124	22.47%

*Average of daily Values at Risk.

As of December 31, 2016, the Partnership’s total capitalization was $59,990,398.

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$3,606,348	6.01%	$6,689,584	$3,030,988	$4,412,071
Equity	3,730,417	6.22	4,885,388	1,623,905	2,829,812
Currencies	3,023,787	5.04	4,993,026	1,361,440	3,314,745
Interest rates	1,537,877	2.56	3,774,201	1,265,607	2,640,773

Total	$11,898,429	19.83%

* Annual average of daily Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	60,054.268	$22.96	N/A	N/A
February 1, 2017 - February 28, 2017	54,924.717	$24.07	N/A	N/A
March 1, 2017 - March 31, 2017	74,970.160	$22.95	N/A	N/A
	189,949.145	$23.28

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

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. — None.

Item 4.	Mine Safety Disclosures. — Not applicable.

Item 5.	Other Information. — None.

Item 6.	Exhibits.

31.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date: May 11, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.