Form 10-Q
period 2017-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2017-08-10
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer X
Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No X

As of July 31, 2017, 2,169,487.579 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Financial Condition

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $12,989,784 at June 30, 2017 and December 31, 2016, respectively)	$-	$12,994,751
Unrestricted cash	41,704,697	36,673,442
Restricted cash	9,984,344	11,918,100
Net unrealized appreciation on open futures contracts	-	1,375,411

Total equity in trading account	51,689,041	62,961,704

Cash at bank	825	218
Interest receivable	28,414	12,527

Total assets	$51,718,280	$62,974,449

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,521,341	$-
Net unrealized depreciation on open forward contracts	165,590	47,871
Accrued expenses:
Ongoing placement agent fees	87,022	105,427
General Partner fees	87,022	105,427
Management fees	71,554	87,559
Redemptions payable to General Partner	-	100,000
Redemptions payable to Limited Partners	857,958	2,537,767

Total liabilities	2,790,487	2,984,051

Partners’ Capital:
General Partner, 25,914.948 and 28,084.145 Units outstanding at June 30, 2017 and December 31, 2016, respectively	569,586	660,986
Limited Partners, 2,200,159.868 and 2,520,753.466 Units outstanding at June 30, 2017 and December 31, 2016, respectively	48,358,207	59,329,412

Total partners’ capital (net asset value)	48,927,793	59,990,398

Total liabilities and partners’ capital	$51,718,280	$62,974,449

Net asset value per Unit	$21.98	$23.54

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

June 30, 2017

(Unaudited)

	Notional ($)/		% of Partners’
	Number of Contracts	Fair Value	Capital
Futures Contracts Purchased
Commodity	180	$223,086	0.46%
Equity	607	(687,424)	(1.40)
Currencies	310	191,935	0.39
Interest rates	1,419	(1,043,803)	(2.14)

Total futures contracts purchased		(1,316,206)	(2.69)

Futures Contracts Sold
Commodity	899	(371,931)	(0.76)
Equity	23	4,813	0.01
Currencies	49	41,215	0.08
Interest rates	728	120,768	0.25

Total futures contracts sold		(205,135)	(0.42)

Net unrealized depreciation on open futures contracts		$(1,521,341)	(3.11)%

Unrealized Appreciation on Open Forward Contracts
Commodity	133	$352,452	0.73%
Currencies	$73,563,482	1,039,588	2.12

Total unrealized appreciation on open forward contracts		1,392,040	2.85

Unrealized Depreciation on Open Forward Contracts
Commodity	207	(638,765)	(1.31)
Currencies	$42,199,108	(918,865)	(1.88)

Total unrealized depreciation on open forward contracts		(1,557,630)	(3.19)

Net unrealized depreciation on open forward contracts		$(165,590)	(0.34)%

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$80,162	$34,636	$141,044	$73,759

Expenses:
General Partner fees	265,179	413,695	558,032	883,497
Ongoing placement agent fees	265,179	413,695	558,032	883,497
Management fees	220,122	318,846	464,969	677,901

Total expenses	750,480	1,146,236	1,581,033	2,444,895

Net investment loss	(670,318)	(1,111,600)	(1,439,989)	(2,371,136)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(203,922)	(3,377,509)	855,230	(2,393,222)
Net change in unrealized gains (losses) on open contracts	(1,318,878)	2,802,697	(3,047,852)	836,678

Total trading results	(1,522,800)	(574,812)	(2,192,622)	(1,556,544)

Net income (loss)	$(2,193,118)	$(1,686,412)	$(3,632,611)	$(3,927,680)

Net income (loss) per Unit*	$(0.97)	$(0.50)	$(1.56)	$(1.22)

Weighted average number of Units outstanding	2,312,290.218	3,139,590.239	2,401,391.706	3,213,280.897

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total

Partners’ Capital, December 31, 2016	2,548,837.611	$59,329,412	$660,986	$59,990,398
Net Income (Loss)	-	(3,591,211)	(41,400)	(3,632,611)
Redemptions - Limited Partners	(320,593.598)	(7,379,994)	-	(7,379,994)
Redemptions - General Partner	(2,169.197)	-	(50,000)	(50,000)

Partners’ Capital, June 30, 2017	2,226,074.816	$48,358,207	$569,586	$48,927,793

Partners’ Capital, December 31, 2015	3,324,177.081	$91,783,172	$1,070,278	$92,853,450
Net Income (Loss)	-	(3,890,840)	(36,840)	(3,927,680)
Redemptions - Limited Partners	(273,196.429)	(7,438,601)	-	(7,438,601)
Redemptions - General Partner	(5,984.364)	-	(170,000)	(170,000)

Partners’ Capital, June 30, 2016	3,044,996.288	$80,453,731	$863,438	$81,317,169

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

During the reporting periods ended June 30, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. The trading advisors to the Partnership are EMC Capital Management, Inc. (“EMC”), Graham Capital Management, L.P. (“Graham”) and Rabar Market Research, Inc. (“Rabar”) (individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017, and the results of its operations for the three and six months ended June 30, 2017 and 2016 and changes in partners’ capital for the six months ended June 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Restricted and Unrestricted Cash. The cash held by the Partnership available for trading in Futures Interests, if any, is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At June 30, 2017 and December 31, 2016, the amount of cash held for margin requirements was $9,984,344, and $11,918,100, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(96,889) (proceeds of $95,366) and $(992,914) (proceeds of $1,024,772) as of June 30, 2017 and December 31, 2016, respectively.

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

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$(0.68)	$(0.14)	$(0.96)	$(0.48)
Net investment loss	(0.29)	(0.36)	(0.60)	(0.74)

Net increase (decrease) for the period	(0.97)	(0.50)	(1.56)	(1.22)
Net asset value per Unit, beginning of period	22.95	27.21	23.54	27.93

Net asset value per Unit, end of period	$21.98	$26.71	$21.98	$26.71

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.2)%	(5.4)%	(5.3)%	(5.5)%

Operating expenses before incentive fees	5.8%	5.6%	5.8%	5.6%
Incentive fees	- %	- %	- %	- %

Operating expenses after incentive fees	5.8%	5.6%	5.8%	5.6%

Total return:
Total return before incentive fees	(4.2)%	(1.8)%	(6.6)%	(4.4)%
Incentive fees	- %	- %	- %	- %

Total return after incentive fees	(4.2)%	(1.8)%	(6.6)%	(4.4)%

*       Net investment loss per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

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

In general, the risks associated with non-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to a non-exchange-traded contract. The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Statements of Financial Condition.

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

The General Partner monitors and attempts to mitigate the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and forward contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2017 and 2016 were 4,688 and 5,781, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2017 and 2016 were 4,689 and 7,038, respectively. The monthly average number of metal forward contracts traded during the three months ended June 30, 2017 and 2016 were 506 and 1,168, respectively. The monthly average number of metal forward contracts traded during the six months ended June 30, 2017 and 2016 were 557 and 1,209, respectively. The monthly average notional values of currency forward contracts traded during the three months ended June 30, 2017 and 2016 were $162,758,395 and $118,755,428, respectively. The monthly average notional values of currency forward contracts traded during the six months ended June 30, 2017 and 2016 were $143,084,513 and $115,451,266, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar agreements as of June 30, 2017 and December 31, 2016, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2017	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$1,107,221	$(1,107,221)	$-	$-	$-	$-
Forwards	1,392,040	(1,392,040)	-	-	-	-

Total assets	$2,499,261	$(2,499,261)	$-	$-	$-	$-

Liabilities
Futures	$(2,628,562)	$1,107,221	$(1,521,341)	$-	$-	$(1,521,341)
Forwards	(1,557,630)	1,392,040	(165,590)	-	-	(165,590)

Total liabilities	$(4,186,192)	$2,499,261	$(1,686,931)	$-	$-	$(1,686,931)

Net fair value						$(1,686,931)	*

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,203,401	$(827,990)	$1,375,411	$-	$-	$1,375,411
Forwards	1,069,028	(1,069,028)	-	-	-	-

Total assets	$3,272,429	$(1,897,018)	$1,375,411	$-	$-	$1,375,411

Liabilities
Futures	$(827,990)	$827,990	$-	$-	$-	$-
Forwards	(1,116,899)	1,069,028	(47,871)	-	-	(47,871)

Total liabilities	$(1,944,889)	$1,897,018	$(47,871)	$-	$-	$(47,871)

Net fair value						$1,327,540	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017
Assets
Futures Contracts
Commodity	$580,631
Equity	116,814
Currencies	250,344
Interest rates	159,432

Total unrealized appreciation on open futures contracts	1,107,221

Liabilities
Futures Contracts
Commodity	(729,476)
Equity	(799,425)
Currencies	(17,194)
Interest rates	(1,082,467)

Total unrealized depreciation on open futures contracts	(2,628,562)

Net unrealized depreciation on open futures contracts	$(1,521,341)	*

Assets
Forward Contracts
Commodity	$352,452
Currencies	1,039,588

Total unrealized appreciation on open forward contracts	1,392,040

Liabilities
Forward Contracts
Commodity	(638,765)
Currencies	(918,865)

Total unrealized depreciation on open forward contracts	(1,557,630)

Net unrealized depreciation on open forward contracts	$(165,590)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2017		2016		2017		2016

Commodity	$(548,754)		$(979,233)		$(2,866,174)		$(916,030)
Equity	1,892,065		(2,207,645)		5,835,287		(3,428,566)
Currencies	(1,721,807)		256,808		(3,128,552)		(184,358)
Interest rates	(1,144,304)		2,355,258		(2,033,183)		2,972,410

Total	$(1,522,800)	***	$(574,812)	***	$(2,192,622)	***	$(1,556,544)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2017 and December 31, 2016, and for the periods ended June 30, 2017 and 2016, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2017	Total	Level 1	Level 2	Level 3

Assets
Futures	$1,107,221	$1,107,221	$-	$-
Forwards	1,392,040	352,452	1,039,588	-

Total assets	$2,499,261	$1,459,673	$1,039,588	$-

Liabilities
Futures	$2,628,562	$2,628,562	$-	$-
Forwards	1,557,630	638,765	918,865	-

Total liabilities	$4,186,192	$3,267,327	$918,865	$-

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$12,994,751	$-	$12,994,751	$-
Futures	2,203,401	2,203,401	-	-
Forwards	1,069,028	370,551	698,477	-

Total assets	$16,267,180	$2,573,952	$13,693,228	$-

Liabilities
Futures	$827,990	$827,990	$-	$-
Forwards	1,116,899	534,709	582,190	-

Total liabilities	$1,944,889	$1,362,699	$582,190	$-

7.	Subsequent Events:

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are (i) its equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2017.

The Partnership’s investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

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

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2017, Partnership capital decreased 18.4% from $59,990,398 to $48,927,793. This decrease was attributable to redemptions of 320,593.598 limited partner Units totaling $7,379,994 and redemptions of 2,169.197 General Partner Units totaling $50,000, coupled with a net loss of $3,632,611. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting periods. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses. The General Partner estimates that, at any given time, approximately 16.6% to 32.8% of the Partnership’s contracts are traded over-the-counter.

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

The General Partner is not aware of any material changes to the trading programs discussed above for the fiscal quarter ended June 30, 2017.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of June 30, 2017 and March 31, 2017, respectively, and the change during the three months ended June 30, 2017.

	Allocation as of	Allocation as of	Allocation as of	Allocation as of	Change
	June 30,	March 31,	June 30,	March 31,	during the
Trading Advisor	2017 (%)	2017 (%)	2017 ($)	2017 ($)	period (%)

Graham	54.52%	53.73%	$26,675,166	$29,085,041	(8.29	) %
Rabar	23.27	27.87	11,386,013	15,083,325	(24.51)
EMC	22.21	18.40	10,866,614	9,961,090	9.09

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2017, and a general discussion of its trading activities during the periods. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s second quarter of 2017, the net asset value per Unit decreased 4.2% from $22.95 to $21.98 as compared to a decrease of 1.8% in the second quarter of 2016. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $1,522,800. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2016 of $574,812. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity and equity sectors and were partially offset by gains in the currencies and interest rates sectors.

The most significant losses were incurred within the currency sector during May from short positions in the Japanese yen and Swiss franc versus the U.S. dollar as the value of the U.S. currency weakened amid the debate surrounding the Trump Administration’s alleged ties to Russia. Additional losses were incurred throughout the second quarter from positions in the Australian dollar and British pound. Currency losses experienced during April also detracted from the Partnership’s performance. Within the metals sector, losses were incurred throughout the second quarter from short positions in zinc futures as prices increased after stronger economic data in the U.S. and China bolstered the demand outlook for the metal. Within the global interest rate sector, losses were incurred primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on Eurozone inflation, which triggered a rebound in government bond yields. Losses were also incurred in Canadian fixed income futures trading. Within the energy sector, losses were incurred during May from short positions in gasoil and heating oil futures as refined crude oil product prices advanced as the OPEC nations gathered to discuss extending their production cuts. The Partnership’s trading losses for the quarter were partially offset by gains experienced within the global stock index sector, primarily during April and May, from long positions in U.S. and Asian equity index futures as prices were buoyed by increased consumer confidence. Within the agricultural sector, gains were experienced throughout the second quarter from short positions in sugar futures as prices declined amid stronger than expected production data from top sugar producer Brazil. Additional gains were experienced from positions in cattle and hog futures.

During the Partnership’s six months ended June 30, 2017, the net asset value per Unit decreased 6.6% from $23.54 to $21.98 as compared to a decrease of 4.4% for the six months ended June 30, 2016. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2017 of $2,192,622. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2016 of $1,556,544. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity, and currencies sectors and were partially offset by gains in the interest rates sector.

The most significant losses were incurred within the currency sector during March and May from short positions in the Japanese yen versus the U.S. dollar as the value of the U.S. currency weakened amid the debate surrounding the Trump Administration’s alleged ties to Russia. Additional currency losses experienced during April also detracted from the Partnership’s performance. Within the energy sector, losses were incurred during January from positions in gasoline futures as prices moved without consistent direction throughout the month amid speculation regarding the surplus of U.S. gasoline supplies. Additional losses were incurred during January from long positions in natural gas futures as prices decreased amid limited demand due to milder-than-normal temperatures in North America. Within the global interest rate sector, losses were incurred primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on Eurozone inflation, which triggered a rebound in government bond yields. Losses were also incurred in Canadian fixed income futures trading. Within the metals sector, losses were incurred during May from short positions in gold and silver futures as prices rallied during the latter half of the month as a weakening U.S. dollar spurred demand for precious metals. Additional losses were incurred during April from long positions in silver futures as calming European political tensions weakened investor demand for precious metals, thus pushing prices lower. The Partnership’s losses for the first six months of the year were partially offset by gains experienced within the global stock index sector during the first five months of the year from long positions in U.S., Pacific Rim, and European equity index futures as prices rallied amid renewed bullishness about President Donald Trump’s policies, in particular those relating to tax reform and the impact they may have on economic growth. Within the agricultural sector, gains were experienced throughout the second quarter from short positions in sugar futures as prices declined amid stronger than expected production data from top sugar producer Brazil. Additional gains were experienced from positions in cattle futures during April.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended June 30, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2016.

As of June 30, 2017, the Partnership’s total capitalization was $48,927,793

June 30, 2017

			Three Months Ended June 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$2,884,260	5.89%	$3,359,766	$2,296,435	$2,827,767
Equity	3,075,330	6.29	4,399,285	3,075,330	3,925,358
Currencies	2,311,445	4.72	5,355,709	2,311,445	4,059,208
Interest rates	1,384,899	2.83	2,474,487	1,384,899	2,019,637

Total	$9,655,934	19.73%

*	Average of daily Values at Risk.

As of December 31, 2016, the Partnership’s total capitalization was $59,990,398.

December 31, 2016

			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$3,606,348	6.01%	$6,689,584	$3,030,988	$4,412,071
Equity	3,730,417	6.22	4,885,388	1,623,905	2,829,812
Currencies	3,023,787	5.04	4,993,026	1,361,440	3,314,745
Interest rates	1,537,877	2.56	3,774,201	1,265,607	2,640,773

Total	$11,898,429	19.83%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2. Unregistered	Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	46,014.688	$22.81	N/A	N/A
May 1, 2017 - May 31, 2017	45,596.172	$23.05	N/A	N/A
June 1, 2017 - June 30, 2017	39,033.593	$21.98	N/A	N/A
	130,644.453	$22.65

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

Date: August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.