Form 10-Q
period 2017-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2017-11-13
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes      No X

As of October 31, 2017, 2,051,709.354 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $12,989,784 at September 30, 2017 and December 31, 2016, respectively)	$-	$12,994,751
Unrestricted cash	35,547,490	36,673,442
Restricted cash	11,693,448	11,918,100
Net unrealized appreciation on open futures contracts	285,651	1,375,411

Total equity in trading account	47,526,589	62,961,704

Cash at bank	631	218
Interest receivable	29,065	12,527

Total assets	$47,556,285	$62,974,449

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$737,474	$47,871
Accrued expenses:
Ongoing placement agent fees	81,483	105,427
General Partner fees	81,483	105,427
Management fees	66,786	87,559
Redemptions payable to General Partner	-	100,000
Redemptions payable to Limited Partners	900,514	2,537,767

Total liabilities	1,867,740	2,984,051

Partners’ Capital:
General Partner, 25,914.948 and 28,084.145 Units outstanding at September 30, 2017 and December 31, 2016, respectively	557,365	660,986
Limited Partners, 2,098,365.174 and 2,520,753.466 Units outstanding at September 30, 2017 and December 31, 2016, respectively	45,131,180	59,329,412

Total partners’ capital (net asset value)	45,688,545	59,990,398

Total liabilities and partners’ capital	$47,556,285	$62,974,449

Net asset value per Unit	$21.51	$23.54

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

September 30, 2017

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	400	$(107,184)	(0.23)%
Equity	564	979,764	2.14
Currencies	217	(116,386)	(0.25)
Interest rates	1,068	(899,914)	(1.97)

Total futures contracts purchased		(143,720)	(0.31)

Futures Contracts Sold
Commodity	469	139,732	0.31
Equity	42	79,164	0.17
Currencies	62	(41,966)	(0.09)
Interest rates	1,050	252,441	0.55

Total futures contracts sold		429,371	0.94

Net unrealized appreciation on open futures contracts		$285,651	0.63%

Unrealized Appreciation on Open Forward Contracts
Commodity	160	$316,271	0.70%
Currencies	$25,259,664	224,341	0.49

Total unrealized appreciation on open forward contracts		540,612	1.19

Unrealized Depreciation on Open Forward Contracts
Commodity	116	(345,092)	(0.76)
Currencies	$57,911,992	(932,994)	(2.04)

Total unrealized depreciation on open forward contracts		(1,278,086)	(2.80)

Net unrealized depreciation on open forward contracts		$(737,474)	(1.61)%

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$90,931	$39,515	$231,975	$113,274

Expenses:
General Partner fees	243,865	395,156	801,897	1,278,653
Ongoing placement agent fees	243,865	395,156	801,897	1,278,653
Management fees	200,021	322,733	664,990	1,000,634

Total expenses	687,751	1,113,045	2,268,784	3,557,940

Net investment loss	(596,820)	(1,073,530)	(2,036,809)	(3,444,666)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,634,224)	(2,240,891)	(778,994)	(4,634,113)
Net change in unrealized gains (losses) on open contracts	1,230,203	(851,819)	(1,817,649)	(15,141)

Total trading results	(404,021)	(3,092,710)	(2,596,643)	(4,649,254)

Net income (loss)	$(1,000,841)	$(4,166,240)	$(4,633,452)	$(8,093,920)

Net income (loss) per Unit*	$(0.47)	$(1.41)	$(2.03)	$(2.63)

Weighted average number of Units outstanding	2,195,874.127	2,988,346.929	2,332,885.846	3,138,302.907

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total

Partners’ Capital, December 31, 2016	2,548,837.611	$59,329,412	$660,986	$59,990,398
Redemptions - General Partner	(2,169.197)	-	(50,000)	(50,000)
Redemptions - Limited Partners	(422,388.292)	(9,618,401)	-	(9,618,401)
Net Income (Loss)	-	(4,579,831)	(53,621)	(4,633,452)

Partners’ Capital, September 30, 2017	2,124,280.122	$45,131,180	$557,365	$45,688,545

Partners’ Capital, December 31, 2015	3,324,177.081	$91,783,172	$1,070,278	$92,853,450
Redemptions - General Partner	(5,984.364)	-	(170,000)	(170,000)
Redemptions - Limited Partners	(495,261.276)	(13,163,517)	-	(13,163,517)
Net Income (Loss)	-	(8,011,713)	(82,207)	(8,093,920)

Partners’ Capital, September 30, 2016	2,822,931.441	$70,607,942	$818,071	$71,426,013

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

During the reporting periods ended September 30, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. The trading advisors to the Partnership are EMC Capital Management, Inc. (“EMC”), Graham Capital Management, L.P. (“Graham”) and Rabar Market Research, Inc. (“Rabar”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017, and the results of its operations for the three and nine months ended September 30, 2017 and 2016 and the changes in partners’ capital for the nine months ended September 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Restricted and Unrestricted Cash. The cash held by the Partnership available for trading in Futures Interests, if any, is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At September 30, 2017 and December 31, 2016, the amount of cash held for margin requirements was $11,693,448 and $11,918,100, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(151,762) (proceeds of $145,334) and $(992,914) (proceeds of $1,024,772) as of September 30, 2017 and December 31, 2016, respectively.

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

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(0.20)	$(1.05)	$(1.16)	$(1.54)
Net investment loss	(0.27)	(0.36)	(0.87)	(1.09)

Net increase (decrease) for the period	(0.47)	(1.41)	(2.03)	(2.63)
Net asset value per Unit, beginning of period	21.98	26.71	23.54	27.93

Net asset value per Unit, end of period	$21.51	$25.30	$21.51	$25.30

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.9)%	(5.5)%	(5.2)%	(5.5)%

Operating expenses before incentive fees	5.7%	5.7%	5.8%	5.7%
Incentive fees	-%	-%	-%	-%

Operating expenses after incentive fees	5.7%	5.7%	5.8%	5.7%

Total return:
Total return before incentive fees	(2.1)%	(5.3)%	(8.6)%	(9.4)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(2.1)%	(5.3)%	(8.6)%	(9.4)%

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2017 and 2016 were 3,880 and 6,330, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2017 and 2016 were 4,419 and 6,802, respectively. The monthly average number of metal forward contracts traded during the three months ended September 30, 2017 and 2016 were 547 and 705, respectively. The monthly average number of metal forward contracts traded during the nine months ended September 30, 2017 and 2016 were 553 and 1,041, respectively. The monthly average notional values of currency forward contracts traded during the three months ended September 30, 2017 and 2016 were $146,467,394 and $125,057,345, respectively. The monthly average notional values of currency forward contracts traded during the nine months ended September 30, 2017 and 2016 were $144,212,140 and $118,653,293, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar agreements as of September 30, 2017 and December 31, 2016, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
September 30, 2017				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$1,979,886	$(1,694,235)	$285,651	$-	$-	$285,651
Forwards	540,612	(540,612)	-	-	-	-

Total assets	$2,520,498	$(2,234,847)	$285,651	$-	$-	$285,651

Liabilities
Futures	$(1,694,235)	$1,694,235	$-	$-	$-	$-
Forwards	(1,278,086)	540,612	(737,474)	-	-	(737,474)

Total liabilities	$(2,972,321)	$2,234,847	$(737,474)	$-	$-	$(737,474)

Net fair value						$(451,823)	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2016				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$2,203,401	$(827,990)	$1,375,411	$-	$-	$1,375,411
Forwards	1,069,028	(1,069,028)	-	-	-	-

Total assets	$3,272,429	$(1,897,018)	$1,375,411	$-	$-	$1,375,411

Liabilities
Futures	$(827,990)	$827,990	$-	$-	$-	$-
Forwards	(1,116,899)	1,069,028	(47,871)	-	-	(47,871)

Total liabilities	$(1,944,889)	$1,897,018	$(47,871)	$-	$-	$(47,871)

Net fair value						$1,327,540	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017
Assets
Futures Contracts
Commodity	$492,078
Equity	1,125,680
Currencies	92,326
Interest rates	269,802

Total unrealized appreciation on open futures contracts	1,979,886

Liabilities
Futures Contracts
Commodity	(459,530)
Equity	(66,752)
Currencies	(250,678)
Interest rates	(917,275)

Total unrealized depreciation on open futures contracts	(1,694,235)

Net unrealized appreciation on open futures contracts	$285,651	*

Assets
Forward Contracts
Commodity	$316,271
Currencies	224,341

Total unrealized appreciation on open forward contracts	540,612

Liabilities
Forward Contracts
Commodity	(345,092)
Currencies	(932,994)

Total unrealized depreciation on open forward contracts	(1,278,086)

Net unrealized depreciation on open forward contracts	$(737,474)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
Sector	2017			2016			2017			2016
Commodity	$(895,166)			$(2,877,622)			$(3,761,340)			$(3,793,652)
Equity	1,728,930			1,259,997			7,564,217			(2,168,569)
Currencies	179,521			(643,880)			(2,949,031)			(828,238)
Interest rates	(1,417,306)			(831,205)			(3,450,489)			2,141,205

Total	$(404,021)	*	**	$(3,092,710)	*	**	$(2,596,643)	*	**	$(4,649,254)	*	**

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2017 and December 31, 2016, and for the periods ended September 30, 2017 and 2016, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2017	Total	Level 1	Level 2	Level 3

Assets
Futures	$1,979,886	$1,979,886	$-	$-
Forwards	540,612	316,271	224,341	-

Total assets	$2,520,498	$2,296,157	$224,341	$-

Liabilities
Futures	$1,694,235	$1,694,235	$-	$-
Forwards	1,278,086	345,092	932,994	-

Total liabilities	$2,972,321	$2,039,327	$932,994	$-

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$12,994,751	$-	$12,994,751	$-
Futures	2,203,401	2,203,401	-	-
Forwards	1,069,028	370,551	698,477	-

Total assets	$16,267,180	$2,573,952	$13,693,228	$-

Liabilities
Futures	$827,990	$827,990	$-	$-
Forwards	1,116,899	534,709	582,190	-

Total liabilities	$1,944,889	$1,362,699	$582,190	$-

7.	Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are (i) its equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2017.

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

For the nine months ended September 30, 2017, Partnership capital decreased 23.8% from $59,990,398 to $45,688,545. This decrease was attributable to redemptions of 422,388.292 limited partner Units totaling $9,618,401 and redemptions of 2,169.197 General Partner Units totaling $50,000, coupled with a net loss of $4,633,452. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses. The General Partner estimates that, at any given time, approximately 16.4% to 31.5% of the Partnership’s contracts are traded over-the-counter.

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

The General Partner is not aware of any material changes to the trading programs discussed above for the fiscal quarter ended September 30, 2017.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of September 30, 2017 and June 30, 2017, respectively, and the change during the three months ended September 30, 2017.

	Allocation as of	Allocation as of	Allocation as of	Allocation as of	Change
	September 30,	June 30,	September 30,	June 30,	during the
Trading Advisor	2017 (%)	2017 (%)	2017 ($)	2017 ($)	period (%)

Graham	55.71%	54.52%	$25,451,163	$26,675,166	(4.59	) %
Rabar	22.21	23.27	10,147,566	11,386,013	(10.88)
EMC	22.08	22.21	10,089,816	10,866,614	(7.15)

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2017, and a general discussion of its trading activities during the periods. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s third quarter of 2017, the net asset value per Unit decreased 2.1% from $21.98 to $21.51 as compared to a decrease of 5.3% in the third quarter of 2016. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2017 of $404,021. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity and interest rates sectors and were partially offset by gains in the equity and currencies sectors. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2016 of $3,092,710. Losses were primarily attributable to the Partnership’s trading in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector.

The most significant losses were incurred within the global interest rate sector during September from long positions in U.S. and European fixed income futures as the global bond market experienced a sell-off after hawkish comments from the European Central Bank and Bank of England, as well as confirmation from the U.S. Federal Reserve that it remains committed to unwinding its quantitative easing program. Within the agricultural sector, losses were incurred during July from short positions in soybean futures as drought conditions in portions of the Midwest threatened crops, pushing prices higher. Further losses were experienced from positions in cotton, corn, and hog futures. Within the energy sector, losses were experienced during July from short positions in crude oil and its related products after pledges from Saudi Arabia and other members of the Organization of Petroleum Exporting Countries to reduce crude shipments helped to elevate prices. A portion of the Partnership’s losses was offset by gains achieved within the global stock index markets throughout the third quarter from long positions in Asian, U.S., and European equity index futures as surging confidence in the global economy buoyed equity prices to record highs. Within the metals sector, gains were experienced during August from long positions in copper futures as prices climbed higher following increased investor optimism regarding Chinese demand. Additional gains were recorded from aluminum and zinc futures positions. Within the currency sector, gains were experience during July from long positions in the euro versus the U.S. dollar as the value of the U.S. dollar declined after the U.S. Federal Reserve seemed less confident about raising interest rates due to sluggish U.S. inflation. Additional gains were experienced from positions in the Canadian dollar and Australian dollar.

During the Partnership’s nine months ended September 30, 2017, the net asset value per Unit decreased 8.6% from $23.54 to $21.51 as compared to a decrease of 9.4% for the nine months ended September 30, 2016. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2017 of $2,596,643. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2016 of $4,649,254. Losses were primarily attributable to the Partnership’s trading in the commodity, equity, and currencies sectors and were partially offset by gains in the interest rates sector.

The most significant losses were incurred within the global interest rate sector primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on Eurozone inflation, which triggered a rebound in government bond yields. Further losses in European fixed income futures were experienced during September. Losses were also incurred in Canadian fixed income futures trading. Within the energy sector, losses were incurred during January from positions in gasoline futures as prices moved without consistent direction throughout the month amid speculation regarding the surplus of U.S. gasoline supplies. Additional losses were incurred during January from long positions in natural gas futures as prices decreased amid limited demand due to milder-than-normal temperatures in North America. Within the currency sector, losses were incurred during March and May from short positions in the Japanese yen versus the U.S. dollar as the value of the U.S. currency weakened amid the debate surrounding the Trump Administration’s alleged ties to Russia. Additional currency losses were experienced from positions in the Swiss franc and British pound. Within the agricultural sector, losses were incurred during July from short positions in soybean futures as drought conditions in portions of the Midwest threatened crops, pushing prices higher. Further losses were experienced from positions in corn and cotton futures. Within the metals sector, losses were incurred during September from long positions in gold futures as a strengthening U.S. dollar and easing geopolitical concerns limited investor demand for precious metals. The Partnership’s losses for the first nine months of the year were partially offset by gains experienced within the global stock index sector throughout a majority of the year from long positions in U.S., Pacific Rim, and European equity index futures as prices rallied amid growing global economic confidence and a renewed bullishness about President Donald Trump’s policies, in particular those relating to tax reform and the impact they may have on economic growth.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended September 30, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2016.

As of September 30, 2017, the Partnership’s total capitalization was $45,688,545.

September 30, 2017
			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$2,665,736	5.83%	$3,022,647	$2,380,955	$ 2,692,861
Equity	3,367,607	7.37	3,367,607	2,169,229	2,717,880
Currencies	3,949,513	8.64	3,949,513	2,257,506	2,944,619
Interest rates	1,297,902	2.84	1,965,758	1,215,920	1,525,679

Total	$11,280,758	24.68%

* Average of daily Values at Risk.

As of December 31, 2016, the Partnership’s total capitalization was $59,990,398.
December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$3,606,348	6.01%	$6,689,584	$3,030,988	$ 4,412,071
Equity	3,730,417	6.22	4,885,388	1,623,905	2,829,812
Currencies	3,023,787	5.04	4,993,026	1,361,440	3,314,745
Interest rates	1,537,877	2.56	3,774,201	1,265,607	2,640,773

Total	$11,898,429	19.83%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013 and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	30,672.289	$22.09	N/A	N/A
August 1, 2017 - August 31, 2017	29,257.488	$22.57	N/A	N/A
September 1, 2017 - September 30, 2017	41,864.917	$21.51	N/A	N/A
	101,794.694	$21.99

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

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 13, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.