Form 10-K
period 2017-12-31
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2018-03-28
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes _    No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes _    No X

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

Yes X    No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes _    No X

Limited Partnership Units with an aggregate value of $48,358,207 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2018, 1,863,206.984 Limited Partnership Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(See Next Page)

Portions of the following documents are incorporated by reference as follows:

Documents Incorporated	Part of Form 10-K

Annual Report to Morgan Stanley Spectrum Series
Limited Partners for the year ended December 31, 2017	II, III, and IV

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

The Partnership’s commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

The trading advisors to the Partnership are EMC Capital Advisors, LLC (“EMC”) and Graham Capital Management, L.P. (“Graham”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”). A description of the trading activities and focus of each Trading Advisor can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Effective December 31, 2017, the General Partner terminated the management agreement among the Partnership, the General Partner and Rabar Market Research, Inc. (“Rabar”), pursuant to which Rabar traded a portion of the Partnership’s assets. Consequently, Rabar ceased all Futures Interest trading on behalf of the Partnership.

Effective June 30, 2016, the General Partner terminated the management agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited (“Altis”), pursuant to which Altis traded a portion of the Partnership’s assets. Consequently, Altis ceased all Futures Interest trading on behalf of the Partnership.

Effective the close of business on August 8, 2014, Ceres terminated the management agreement among Ceres, Northfield Trading L.P. (“Northfield”) and the Partnership pursuant to which Northfield ceased all Futures Interests trading on behalf of the Partnership.

References herein to the “Trading Advisors” may include, as relevant, Rabar, Altis and Northfield.

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

The management fee for the Partnership is accrued at a rate of 1/12th of 1.75% (a 1.75% annual rate) per month of the Partnership’s net assets allocated to Graham on the first day of each month and 1/12th of 1% (a 1% annual rate) per month of the Partnership’s net assets allocated to EMC on the first day of each month. Prior to January 1, 2016, the management fee paid by the Partnership to EMC was accrued at a rate of 1/12th of 2% (a 2% annual rate) per month of the Partnership’s net assets allocated to EMC on the first day of each month. Prior to April 1, 2014, the monthly management fee payable by the Partnership to Graham was 1/6th of 1% (a 2% annual rate) per month of the Partnership’s net assets allocated to Graham on the first day of each month. The monthly management fee payable by the Partnership to Rabar prior to its termination on December 31, 2017 was 1/12th of 2% (a 2% annual rate) per month of the Partnership’s net assets allocated to Rabar on the first day of each month. The monthly management fee payable by the Partnership to Altis prior to its termination on June 30, 2016 was 1/12th of 1.25% (a 1.25% annual rate) per month of the Partnership’s net assets allocated to Altis on the first day of each month. The monthly management fee payable by the Partnership to Northfield prior to its termination on August 8, 2014 was 1/12th of 1% (a 1% annual rate) per month of the Partnership’s net assets allocated to Northfield on the first day of each month.

In addition, the Partnership pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to EMC and Graham as of the end of each calendar month. Prior to its termination on December 31, 2017, Rabar was eligible to receive a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to Rabar as of the end of each calendar month. Prior to its termination on June 30, 2016, Altis was eligible to receive a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to Altis as of the end of each calendar month. Prior to its termination on August 8, 2014, Northfield was eligible to receive a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to Northfield as of the end of each calendar month.

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

The Partnership began the year at a net asset value per unit of limited partnership interest (“Unit(s)”) of $23.54 and increased 1.2% to $23.82 per Unit on December 31, 2017. For a more detailed description of the Partnership’s business see subparagraph (c).

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

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you generally may not redeem your Units other than as of the last Business Day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your Request for Redemption in such manner as determined by the General Partner no later than 3:00 P.M., New York City time, on the last day of the month. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association or publicly traded partnership taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Partnership’s limited partnership agreement (the “Limited Partnership Agreement”) will be ineffective.

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

•	MS&Co. can benefit from bid/ask spreads to the extent the Trading Advisors execute over-the-counter (“OTC”) foreign exchange trades with MS&Co. and bid/ask spreads are charged.

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

•

For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s account in excess of the rate specified in the Memorandum. That could create an incentive for the General Partner to retain excess cash in cash instead of permitted investments.

•	The General Partner may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

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

A significant focus of the regulatory framework that applies to Morgan Stanley is to ensure that Morgan Stanley and its subsidiaries operate in a safe and sound manner, with sufficient capital, earnings and liquidity to allow Morgan Stanley to serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”) could result in the need for Morgan Stanley to change its business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner and the Partnership, any limited divestiture should not directly involve the Partnership.

The Units are not being offered by the Banks, and as such: (1) are not insured by the Federal Deposit Insurance Corporation (“FDIC”), (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risks, including possible loss of principal.

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule). The Final Rule became effective on April 1, 2014 and is being implemented over time. Covered fund investments and relationships in place 2014 or after became subject to the Volcker Rule and Final Rule on July 21, 2015. Covered fund investments and relationships in place before 2014 are subject to an extended conformance period granted by the Federal Reserve in July 2016, which expired on July 21, 2017. Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds.” The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire or retain an equity or other ownership interest in the covered fund except for a de minimis investment, after an initial seeding period. Moreover, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program, including meeting certain documentation and reporting requirements. The banking agencies make clear, however, that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.

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

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (“FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, or (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest, pursuant to a particular Volcker Rule exemption. These general prohibitions restrict certain lending, hedging, and other transactions and relationships between Morgan Stanley affiliates and the Partnership.

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

In addition, further restrictions and limitations on Morgan Stanley, the Partnership and the General Partner may emerge as additional regulatory guidance and interpretations are provided on the Volcker Rule and Final Rule. To this end, and despite the issuance of the Final Rule, certain aspects of the Volcker Rule remain unclear and susceptible to alternative interpretations. The foregoing is, thus, not an exhaustive discussion of the potential risks the Volcker Rule poses for Morgan Stanley, the Partnership and the Limited Partners.

Each prospective investor should consult its own legal counsel to determine how it could be impacted by the Volcker Rule, the Final Rule and other aspects of the Dodd-Frank Act.

ANY LOSSES IN THE PARTNERSHIP WILL BE BORNE SOLELY BY INVESTORS IN THE PARTNERSHIP AND NOT BY MORGAN STANLEY AND ITS AFFILIATES. THEREFORE, MORGAN STANLEY’S LOSSES IN THE PARTNERSHIP WILL BE LIMITED TO LOSSES ATTRIBUTABLE TO THE OWNERSHIP INTERESTS IN THE PARTNERSHIP HELD BY MORGAN STANLEY AND ITS AFFILIATES IN THEIR CAPACITY AS INVESTORS IN THE PARTNERSHIP. INTERESTS IN THE PARTNERSHIP ARE NOT INSURED BY THE FEDERAL DEPOSIT INSURANCE CORPORATION AND ARE NOT DEPOSITS, OBLIGATIONS OF, OR ENDORSED OR GUARANTEED IN ANY WAY, BY MORGAN STANLEY AND ITS AFFILIATES. MORGAN STANLEY AND ITS AFFILIATES DO NOT, DIRECTLY OR INDIRECTLY, GUARANTEE, ASSUME OR OTHERWISE INSURE THE OBLIGATIONS OR PERFORMANCE OF THE PARTNERSHIP DESCRIBED HEREIN OR ANY COVERED FUND IN WHICH SUCH PARTNERSHIP INVESTS. INVESTORS SHOULD READ THIS MEMORANDUM BEFORE INVESTING IN THE PARTNERSHIP. MORGAN STANLEY IS THE SPONSOR OF THE PARTNERSHIP FOR PURPOSES OF SECTION 619 OF THE DODD-FRANK ACT (“THE VOLCKER RULE”). A DESCRIPTION OF THE ROLE AND SERVICES OF MORGAN STANLEY IS PROVIDED HEREIN.

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

Allowing Investments by Benefit Plan Investors may Result in Adverse Consequences Under ERISA or the Code. As discussed below under “Purchases by Employee Benefit Plans,” it is the current intent of the General Partner to conduct its operations so that the assets of each class of equity interests in the Partnership should not be deemed to constitute the “plan assets” of Benefit Plan Investors. If, however, the Partnership were deemed to hold “plan assets” of Benefit Plan Investors: (i) ERISA’s fiduciary standards may apply to the Partnership and might materially affect the operations of the Partnership, and (ii) any transaction with the Partnership could be deemed a transaction with each benefit plan investor and may cause transactions into which the Partnership might enter in the ordinary course of business to constitute prohibited transactions under ERISA and/or § 4975 of the Code. In order to avoid having the assets of the Partnership treated as “plan assets,” the General Partner intends to restrict the acquisition and/or redemption of Units, and such restrictions could delay or preclude the ability to transfer or redeem Units, or cause Units to lose value. However, there can be no assurances that this strategy will be successful.

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

Relatively New Markets

Some foreign exchanges on which the Partnership is permitted to trade may be in developmental stages so that prior price histories may not be indicative of current price patterns.

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

The Partnership is Subject to Speculative Position Limits. U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Partnership. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Partnership. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013. The comment period for the rules closed in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only. The CFTC re-proposed revised position limits rules late in 2016, and the comment period for the rules closed in February 2017. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Partnership’s trading.

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

Possible Consequences of Using Multiple Trading Advisors. Each Trading Advisor makes trading decisions independent of the other Trading Advisors for the Partnership. Thus, it is possible that the Partnership could hold opposite positions in the same or similar Futures Interests, thereby offsetting any potential for profit from these positions. Each such position would cost the Partnership transactional expenses (such as brokerage commissions and NFA fees) but could not generate any recognized gain or loss. Moreover, the General Partner may reallocate the Partnership’s assets among the current Trading Advisors, terminate one or more or select additional Trading Advisor at any time. Any such reallocation could adversely affect the performance of the Partnership or any one Trading Advisor.

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

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to approximately $347.0 billion as of December 31, 2017 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Trading Advisors to obtain the best prices for the Partnership. The Trading Advisors are required to use an allocation methodology that is fair to all customers.

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

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including, in the case of individuals, reducing the top federal income rate to 37%, creating special rules that reduce the taxation of certain qualified business income, and eliminating or limiting various deductions, including capping the deduction for state and local taxes at $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21%.

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

Prospective investors are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

The Partnership’s Tax Returns Could be Audited. The Internal Revenue Service (“IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to newly effective legislation, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. The full implications of these new rules are not yet known and limited partners should consult their tax advisers regarding the potential implications of this new audit regime.

You Will Recognize Short-Term Capital Gain. Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 37%.

The IRS Could Take the Position that Deductions for Certain Partnership Expenses Are Limited or Entirely Disallowed. As a result of the Tax Cuts and Jobs Act, deductions for “investment advisory expenses” of non-corporate taxpayers are disallowed for taxable years beginning after December 31, 2017 and beginning before January 1, 2026, and thereafter will be subject to certain limitations for U.S. federal income tax and alternative minimum tax purposes. The IRS could argue that certain Partnership expenses are investment advisory expenses. Prospective investors should discuss with their tax advisors the tax consequences of an investment in the Partnership.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014, and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2017 Audited Financial Statement.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 28, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $38 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $38 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue remaining in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $88 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no established public trading market for Units of the Partnership.

(b)	Holders. The number of holders of Units at February 28, 2018 was approximately 4,427.

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

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Units in the years ended December 31, 2017, 2016 and 2015. The Partnership no longer offers Units for sale.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	46,655.820	$22.87	N/A	N/A
November 1, 2017 - November 30, 2017	61,883.215	$23.15	N/A	N/A
December 1, 2017 - December 31, 2017	64,045.473	$23.82	N/A	N/A
	172,584.508	$23.32

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

Item 6.   Selected Financial Data.

Interest income, total expenses, total trading results, net income (loss) and net income (loss) per Unit for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and net asset value per Unit and total assets at December 31, 2017, 2016, 2015, 2014 and 2013 were as follows:

	2017	2016	2015	2014	2013

Interest income	$335,653	$149,929	$6,571	$19,055	$78,343
Total expenses	(2,923,215)	(4,504,647)	(6,326,534)	(7,504,884)	(13,753,034)
Total trading results	2,788,956	(8,663,403)	(1,474,902)	20,704,997	5,941,647

Net income (loss)	$201,394	$(13,018,121)	$(7,794,865)	$13,219,168	$(7,733,044)

Net income (loss) per Unit	$0.28	$(4.39)	$(2.25)	$3.70	$(1.28)

Net asset value per Unit	$23.82	$23.54	$27.93	$30.18	$26.48

Total assets	$48,241,893	$62,974,449	$94,876,021	$120,521,870	$151,058,210

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

Other than the risk inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

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

Prior to its termination on December 31, 2017, Rabar traded its investment strategy on behalf of the Partnership. The objective of Rabar’s investment strategy was to generate capital appreciation over the long run by investing exclusively in Futures Interests, including exchange-traded futures contracts, options on futures contracts, foreign currency forward contracts and, to a very limited extent, cash commodities. Rabar may have also engaged in exchange for physical transactions, more commonly referred to as “EFPs”. Rabar’s strategy employed a diversified, systematic, technical, and trend-following approach, utilizing a blend of several separate and distinct quantitative models.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ended December 31, 2017 and September 30, 2017, respectively, and the change during the applicable period.

Trading Advisor	Allocation as of December 31, 2017 (%)	Allocation as of September 30, 2017 (%)	Allocation as of December 31, 2017 ($)	Allocation as of September 30, 2017 ($)	Change during the period (%)

Graham	61.93%	55.71%	$28,796,840	$25,451,163	13.15%
Rabar	-	22.21	-	10,147,566	(100.00)
EMC	38.07	22.08	17,701,373	10,089,816	75.44

The following presents a summary of the Partnership’s operations for each of the years ended December 31, 2017, 2016, and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the year ended December 31, 2017, the net asset value per Unit increased 1.2% from $23.54 to $23.82. For the year ended December 31, 2016, the net asset value per Unit decreased 15.7% from $27.93 to $23.54. For the year ended December 31, 2015, the net asset value per Unit decreased 7.5% from $30.18 to $27.93.

The Partnership experienced a net trading gain of $2,788,956 before fees and expenses for the year ended December 31, 2017. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity sector, and were partially offset by losses in the commodities, currencies and interest rates sectors. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most significant losses were incurred within the energy markets during January from positions in gasoline futures as prices moved without consistent direction throughout the month amid speculation regarding the surplus of U.S. gasoline supplies. Additional losses were incurred during January from long positions in natural gas futures. Within the currency sector, losses were recorded during March from short positions in the British pound, Swiss franc, and Japanese yen versus the U.S. dollar as the relative value of the dollar depreciated. Additional losses were recorded throughout the first quarter from positions in the Canadian dollar. The Partnership’s losses for the first quarter were partially offset by gains experienced within the global stock index sector, primarily during February and March, from long positions in U.S. and European equity index futures as prices rallied amid renewed bullishness about President Donald Trump’s policies, in particular those relating to tax reform and the impact they may have on economic growth.

During the second quarter, the most meaningful losses were incurred within the currency sector during May from short positions in the Japanese yen and Swiss franc versus the U.S. dollar as the value of the U.S. currency weakened amid the debate surrounding the Trump Administration’s alleged ties to Russia. Within the metals sector, losses were incurred throughout the second quarter from short positions in zinc futures as prices increased after stronger economic data in the U.S. and China bolstered the demand outlook. Within the global interest rate sector, losses were incurred primarily during the last week of June from long European fixed income futures positions as prices reversed lower. Losses were also incurred in Canadian fixed income futures trading. The Partnership’s trading losses for the second quarter were partially offset by gains experienced within the global stock index sector, primarily during April and May, from long positions in U.S. and Asian equity index futures as prices were buoyed by increased consumer confidence. Smaller gains were recorded from positions in sugar and livestock.

During the third quarter, the most significant losses were incurred within the global interest rate sector during September from long positions in U.S. and European fixed income futures as the global bond market experienced a sell-off after hawkish comments from the European Central Bank (“ECB”) and Bank of England, as well as confirmation from the U.S. Federal Reserve that it remains committed to unwinding its quantitative easing program. Within the agricultural sector, losses were incurred during July from short positions in soybean futures as drought conditions in portions of the U.S. Midwest threatened crops, pushing prices higher. Further losses were experienced from positions in cotton, corn, and hog futures. Within the energy sector, losses were experienced during July from short positions in crude oil and its related products. A portion of the Partnership’s losses was offset by gains achieved within the global stock index markets throughout the third quarter from long positions in Asian, U.S., and European equity index futures as surging confidence in the global economy buoyed equity prices to record highs. Within the metals sector, gains were experienced during August from long positions in copper, aluminum, and zinc futures as prices climbed higher.

During the fourth quarter, the Partnership recorded gains in global stock index futures, primarily during October, from long positions in the global stock index sector as equity prices were boosted following hawkish comments from several of the world’s largest central banks, strong consumer data, and positive economic sentiment globally. Additional gains were recorded in energies from long positions in crude oil and its related products as prices advanced amid speculation OPEC will continue curbing output. Smaller gains were recorded during December in the metals sector from long positions in copper, aluminum, and zinc futures. A portion of the Partnership’s gains was offset by losses incurred in currencies from positions in the Australian dollar, Canadian dollar, New Zealand dollar, and British pound. Smaller losses were experienced from trading Australian bond futures throughout the quarter.

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

The Partnership experienced a net trading loss of $1,474,902 before fees and expenses for the year ended December 31, 2015. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity and interest rates sectors, and were partially offset by gains in the currency sector.

The most significant losses were incurred within the global stock index sector, primarily during August and December, from long positions in U.S., European, and Pacific Rim equity index futures as prices declined sharply amid continuing concerns that China’s slowdown will weigh on the global economy. Losses in this sector were also incurred during June. Within the agricultural sector, losses were incurred primarily during June from short positions in soybean and wheat futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. Additional losses in the agricultural sector were incurred throughout much of the year from long positions in cotton futures. Within the global interest rate sector, losses were incurred during the second quarter from long positions in European fixed income futures, specifically German bunds, as prices extended a decline as European leaders and the head of the International Monetary Fund agreed to step up the intensity of talks over Greece’s financial fate. Additional fixed income losses were incurred during the fourth quarter from long positions in European fixed income futures after prices reversed sharply lower as ECB president Mario Draghi disappointed markets early in December with an underwhelming ECB stimulus announcement. The Partnership’s trading losses during the year were partially offset by trading gains within the energy markets, primarily during November and December, from short positions in crude oil futures as prices declined as U.S. crude supplies rose and OPEC production increased, signaling the global supply glut will persist. Further gains were recorded in energies during September and October. Within the currency sector, gains were experienced from short positions in the euro versus the Swiss franc as the value of the Swiss franc soared against currencies globally during mid-January after the Swiss National Bank abandoned its exchange-rate cap, which had previously maintained a minimum exchange-rate for the Swiss franc against the euro. Additional currency gains were recorded from positions in the Canadian dollar during July and in the Swiss franc during November. Within the metals sector, gains were experienced primarily during July from short futures positions in base metals as prices moved lower amid concern that a slowdown in the Chinese economy would weaken demand.

For an analysis of unrealized gains and losses by contract type and a further description of 2017 trading results, refer to the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2017, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

Credit Risk

In addition to market risk, in entering into Futures Interests, there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for Futures Interests traded in the U.S., and most foreign exchanges on which the Partnership trades, is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member’s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Ceres and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker’s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract’s counterparty.

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

For additional information, see Note 5, “Financial Instruments” under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2017, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

The Partnership’s most significant accounting policy is the valuation of its investments in Futures Interests and U.S. Treasury bills, as applicable. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged primarily in speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

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

The Partnership’s Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2017 and 2016, and the highest, lowest and average values during the twelve months ended December 31, 2017 and 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K.

As of December 31, 2017, the Partnership’s total capitalization was $46,498,213.

			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$2,193,598	4.72%	$3,981,712	$2,048,544	$2,890,975
Equity	2,058,191	4.43	4,896,602	1,975,935	3,523,262
Currencies	2,644,724	5.69	5,355,709	2,168,683	3,358,899
Interest rates	1,287,680	2.77	2,474,487	1,215,920	1,667,400

Total	$8,184,193	17.61%

* Average of daily Values at Risk.

As of December 31, 2016, the Partnership’s total capitalization was   $59,990,398.

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$3,606,348	6.01%	$6,689,584	$3,030,988	$4,412,071
Equity	3,730,417	6.22	4,885,388	1,623,905	2,829,812
Currencies	3,023,787	5.04	4,993,026	1,361,440	3,314,745
Interest rates	1,537,877	2.56	3,774,201	1,265,607	2,640,773

Total	$11,898,429	19.83%

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

The following were the primary trading risk exposures of the Partnership at December 31, 2017 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2017, the Partnership’s primary exposures were in the Dow Jones Euro STOXX 50 (Europe), FTSE 100 (United Kingdom), S&P 500 (U.S.), NASDAQ 100 (U.S.), Dow Industrials 30 (U.S.), DAX (Germany), TOPIX (Japan) and Nikkei 225 (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses).

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

Metals. The Partnership’s primary metal market exposure as of December 31, 2017 was to fluctuations in the price of gold, copper, aluminum, and zinc.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements which are often directly affected by severe or unexpected weather conditions. The soybean complex, wheat, and corn accounted for the majority of the Partnership’s grain exposure as of December 31, 2017.

Softs. The Partnership’s trading risk exposure in the soft commodities is primarily to agricultural-related price movements which are often directly affected by severe or unexpected weather conditions. Cotton, sugar, and cocoa accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2017.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors and trading approaches through the selection of commodity trading advisors and by daily monitoring of their performance. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisors.

Item 8.   Financial Statements and Supplementary Data.

The Financial Statements are incorporated by reference to the Partnership’s December 31, 2017 Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017

Interest income	$103,678	$90,931	$80,162	$60,882
Total expenses	(654,431)	(687,751)	(750,480)	(830,553)
Total trading results	5,385,599	(404,021)	(1,522,800)	(669,822)

Net income (loss)	$4,834,846	$(1,000,841)	$(2,193,118)	$(1,439,493)

Net income (loss) per Unit	$2.31	$(0.47)	$(0.97)	$(0.59)

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016

Interest income	$36,655	$39,515	$34,636	$39,123
Total expenses	(946,707)	(1,113,045)	(1,146,236)	(1,298,659)
Total trading results	(4,014,149)	(3,092,710)	(574,812)	(981,732)

Net income (loss)	$(4,924,201)	$(4,166,240)	$(1,686,412)	$(2,241,268)

Net income (loss) per Unit	$(1.76)	$(1.41)	$(0.50)	$(0.72)

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The Annual Report for the year ended December 31, 2017, filed as Exhibit 13.01 hereto, includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Patrick T. Egan, age 49, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 46, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 60, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 59, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 58, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 50, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners – At February 28, 2018, there were no persons known to be beneficial owners of more than 5% of the Units.

(b)

Security Ownership of Management – Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2017:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Units	General Partner	25,914.948	1.3%

(c)	Changes in Control – None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

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

Item 14.   Principal Accountant Fees and Services.

Ceres, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Ceres through the General Partner fee it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2017.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“E&Y”) for the year ended December 31, 2017 and Deloitte & Touche LLP (“Deloitte”) for the year ended December 31, 2016, for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2017: $67,000

2016: $78,000

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay E&Y or Deloitte any amounts in 2017 and 2016, respectively, for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not applicable.

(6) Not applicable.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

1. Listing of Financial Statements

The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2017, are incorporated by reference to Exhibit 13.01 of this Form 10-K:

-	Report of Ernst & Young LLP, independent registered public accounting firm.

-	Statements of Financial Condition as of December 31, 2017 and 2016.

-	Statements of Income and Expenses and Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015.

-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2017 is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules

No Financial Statement schedules are required to be filed with this report.

3. Exhibits

For the exhibits incorporated by reference or filed herewith to this report, refer to the Exhibit Index.

EXHIBITS

ITEM

3.01

Eighth Amended and Restated Limited Partnership Agreement, dated as of December 8, 2017, is incorporated by reference from Exhibit 3.1 of the Partnership’s Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on December 11, 2017.

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

10.09(a)

Supplement, dated as of July 25, 2017, to the Commodity Futures Customer Agreement, between MS&Co. and the funds listed on Appendix A thereto, dated as of November 12, 2013, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on July 31, 2017.

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

13.01	December 31, 2017, Annual Report to Limited Partners is filed herewith.

31.1	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

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
Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2018	Date: March 28, 2018	Date: March 28, 2018

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2018	Date: March 28, 2018
Date: March 28, 2018

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.