Form 10-Q
period 2018-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2018-05-10
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes        No X

As of April 30, 2018, 1,792,531.553 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Financial Condition

	March 31, 2018 (Unaudited)	December 31, 2017
Assets:
Equity in trading account:	$36,324,366	$37,297,383
Unrestricted cash
Restricted cash	6,964,198	8,683,095
Net unrealized appreciation on open futures contracts	498,085	1,738,051
Net unrealized appreciation on open forward contracts	-	486,431

Total equity in trading account	43,786,649	48,204,960

Cash at bank	-	437
Interest receivable	45,090	36,496

Total assets	$43,831,739	$48,241,893

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$273,717	$-
Accrued expenses:
Ongoing placement agent fees	73,038	77,782
General Partner fees	73,038	77,782
Management fees	52,907	62,553
Redemptions payable to Limited Partners	549,501	1,525,563

Total liabilities	1,022,201	1,743,680

Partners’ Capital:
General Partner, 20,066.995 and 25,914.948 Units outstanding at March 31, 2018 and December 31, 2017, respectively	461,992	617,398
Limited Partners, 1,839,336.414 and 1,925,780.666 Units outstanding at March 31, 2018 and December 31, 2017, respectively	42,347,546	45,880,815

Total partners’ capital (net asset value)	42,809,538	46,498,213

Total liabilities and partners’ capital	$43,831,739	$48,241,893

Net asset value per Unit	$23.02	$23.82

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

March 31, 2018

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	442	$566,207	1.32%
Equity	68	(203,396)	(0.48)
Currencies	233	22,429	0.05
Interest rates	948	239,121	0.56

Total futures contracts purchased		624,361	1.45

Futures Contracts Sold
Commodity	315	226,285	0.53
Equity	169	(56,649)	(0.13)
Currencies	35	(16,562)	(0.04)
Interest rates	1,167	(279,350)	(0.65)

Total futures contracts sold		(126,276)	(0.29)

Net unrealized appreciation on open futures contracts		$498,085	1.16%

Unrealized Appreciation on Open Forward Contracts
Commodity	118	$371,139	0.87%
Currencies	$13,399,450	112,537	0.26

Total unrealized appreciation on open forward contracts		483,676	1.13

Unrealized Depreciation on Open Forward Contracts
Commodity	141	(576,574)	(1.35)
Currencies	$34,861,895	(180,819)	(0.42)

Total unrealized depreciation on open forward contracts		(757,393)	(1.77)

Net unrealized depreciation on open forward contracts		$(273,717)	(0.64)%

* Due to rounding.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

December 31, 2017

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	332	$1,018,011	2.19%
Equity	374	379,994	0.82
Currencies	115	126,683	0.27
Interest rates	875	(158,666)	(0.34)

Total futures contracts purchased		1,366,022	2.94

Futures Contracts Sold
Commodity	597	67,787	0.15
Equity	38	1,164	0.00 *
Currencies	101	66,460	0.14
Interest rates	1,257	236,618	0.51

Total futures contracts sold		372,029	0.80

Net unrealized appreciation on open futures contracts		$1,738,051	3.74%

Unrealized Appreciation on Open Forward Contracts
Commodity	177	$897,185	1.94%
Currencies	$40,275,705	378,328	0.81

Total unrealized appreciation on open forward contracts		1,275,513	2.75

Unrealized Depreciation on Open Forward Contracts
Commodity	69	(385,217)	(0.83)
Currencies	$36,880,820	(403,865)	(0.87)

Total unrealized depreciation on open forward contracts		(789,082)	(1.70)

Net unrealized appreciation on open forward contracts		$486,431	1.05%

* Due to rounding.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income:
Interest income	$126,552	$60,882

Expenses:
General Partner fees	231,854	292,853
Ongoing placement agent fees	231,854	292,853
Management fees	168,924	244,847

Total expenses	632,632	830,553

Net investment loss	(506,080)	(769,671)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,070,293	1,059,152
Net change in unrealized gains (losses) on open contracts	(1,997,941)	(1,728,974)

Total trading results	(927,648)	(669,822)

Net income (loss)	$(1,433,728)	$(1,439,493)

Net income (loss) per Unit*	$(0.80)	$(0.59)

Weighted average number of Units outstanding	1,912,889.193	2,490,493.193

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2017	1,951,695.614	$45,880,815	$617,398	$46,498,213
Redemptions - General Partner	(5,847.953)	-	(149,883)	(149,883)
Redemptions - Limited Partners	(86,444.252)	(2,105,064)	-	(2,105,064)
Net Income (Loss)	-	(1,428,205)	(5,523)	(1,433,728)

Partners’ Capital, March 31, 2018	1,859,403.409	$42,347,546	$461,992	$42,809,538

Partners’ Capital, December 31, 2016	2,548,837.611	$59,329,412	$660,986	$59,990,398
Redemptions - General Partner	-	-	-	-
Redemptions - Limited Partners	(189,949.145)	(4,421,449)	-	(4,421,449)
Net Income (Loss)	-	(1,422,945)	(16,548)	(1,439,493)

Partners’ Capital, March 31, 2017	2,358,888.466	$53,485,018	$644,438	$54,129,456

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Morgan Stanley Smith Barney Spectrum Select L.P. (the “Partnership”) is a Delaware limited partnership organized in 1991 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership commenced trading operations on August 1, 1991. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Ceres Tactical Currency L.P. and Morgan Stanley Smith Barney Spectrum Strategic L.P, and prior to its termination on December 31, 2017, Morgan Stanley Smith Barney Spectrum Technical L.P.

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

During the reporting periods ended March 31, 2018 and 2017, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. During the reporting periods, the Partnership also deposited a portion of its cash in a non-trading account at JPMorgan Chase Bank N.A. As of March 31, 2018 the trading advisors to the Partnership were EMC Capital Management, Inc. (“EMC”) and Graham Capital Management, L.P. (“Graham”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

Effective December 31, 2017, the General Partner terminated the management agreement among the Partnership, the General Partner and Rabar Market Research, Inc. (“Rabar”), pursuant to which Rabar traded a portion of the Partnership’s assets. Consequently, Rabar ceased all Futures Interest trading on behalf of the Partnership.

Effective June 30, 2016, the General Partner terminated the management agreement, dated as of October 9, 2007, as amended, among the Partnership, the General Partner and Altis Partners (Jersey) Limited (“Altis”), pursuant to which Altis traded a portion of the Partnership’s assets. Consequently, Altis ceased all Futures Interest trading on behalf of the Partnership. References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Rabar and Altis.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2018, and the results of its operations for the three months ended March 31, 2018 and 2017 and the changes in partners’ capital for the three months ended March 31, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2018 and 2017, the Partnership carried no debt and substantially all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investments. All Futures Interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses. The Partnership does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

Restricted and Unrestricted Cash. The cash held by the Partnership available for trading in Futures Interests, if any, is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At March 31, 2018 and December 31, 2017, the amount of cash held for margin requirements was $6,964,198 and $8,683,095, respectively. Restricted and unrestricted cash includes cash denominated in foreign currencies of $362,895 (cost of $367,898) and $977,236 (cost of $984,412) as of March 31, 2018 and December 31, 2017, respectively.

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

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

Net Income (Loss) per Unit. Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	2018	2017
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$(0.54)	$(0.28)
Net investment loss	(0.26)	(0.31)

Net increase (decrease) for the period	(0.80)	(0.59)
Net asset value per Unit, beginning of period	23.82	23.54

Net asset value per Unit, end of period	$23.02	$22.95

	For the Three Months Ended March 31,
	2018	2017
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.5)%	(5.4)%

Operating expenses before incentive fees	5.6%	5.9%
Incentive fees	-%	-%

Operating expenses after incentive fees	5.6%	5.9%

Total return:
Total return before incentive fees	(3.4)%	(2.5)%
Incentive fees	-%	-%

Total return after incentive fees	(3.4)%	(2.5)%

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2018 and 2017 were 3,450 and 4,689, respectively. The monthly average number of metal forward contracts traded during the three months ended March 31, 2018 and 2017 were 425 and 607, respectively. The monthly average notional value of currency forward contracts traded during the three months ended March 31, 2018 and 2017 were $132,746,615 and $123,410,631, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar agreements as of March 31, 2018 and December 31, 2017, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2018	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$1,503,294	$(1,005,209)	$498,085	$-	$-	$498,085
Forwards	483,676	(483,676)	-	-	-	-

Total assets	$1,986,970	$(1,488,885)	$498,085	$-	$-	$498,085

Liabilities
Futures	$(1,005,209)	$1,005,209	$-	$-	$-	$-
Forwards	(757,393)	483,676	(273,717)	-	-	(273,717)

Total liabilities	$(1,762,602)	$1,488,885	$(273,717)	$-	$-	$(273,717)

Net fair value						$224,368	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2017	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$2,377,628	$(639,577)	$1,738,051	$-	$-	$1,738,051
Forwards	1,275,513	(789,082)	486,431	-	-	486,431

Total assets	$3,653,141	$(1,428,659)	$2,224,482	$-	$-	$2,224,482

Liabilities
Futures	$(639,577)	$639,577	$-	$-	$-	$-
Forwards	(789,082)	789,082	-	-	-	-

Total liabilities	$(1,428,659)	$1,428,659	$-	$-	$-	$-

Net fair value						$2,224,482	*

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018
Assets
Futures Contracts
Commodity	$913,269
Equity	74,944
Currencies	100,428
Interest rates	414,653

Total unrealized appreciation on open futures contracts	1,503,294

Liabilities
Futures Contracts
Commodity	(120,777)
Equity	(334,989)
Currencies	(94,561)
Interest rates	(454,882)

Total unrealized depreciation on open futures contracts	(1,005,209)

Net unrealized appreciation on open futures contracts	$498,085	*

Assets
Forward Contracts
Commodity	$371,139
Currencies	112,537

Total unrealized appreciation on open forward contracts	483,676

Liabilities
Forward Contracts
Commodity	(576,574)
Currencies	(180,819)

Total unrealized depreciation on open forward contracts	(757,393)

Net unrealized depreciation on open forward contracts	$(273,717)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2017
Assets
Futures Contracts
Commodity	$1,273,423
Equity	489,126
Currencies	196,144
Interest rates	418,935

Total unrealized appreciation on open futures contracts	2,377,628

Liabilities
Futures Contracts
Commodity	(187,625)
Equity	(107,968)
Currencies	(3,001)
Interest rates	(340,983)

Total unrealized depreciation on open futures contracts	(639,577)

Net unrealized appreciation on open futures contracts	$1,738,051	*

Assets
Forward Contracts
Commodity	$897,185
Currencies	378,328

Total unrealized appreciation on open forward contracts	1,275,513

Liabilities
Forward Contracts
Commodity	(385,217)
Currencies	(403,865)

Total unrealized depreciation on open forward contracts	(789,082)

Net unrealized appreciation on open forward contracts	$486,431	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
Sector	2018		2017

Commodity	$(612,382)		$(2,317,420)
Equity	2,601		3,943,222
Currencies	802		(1,406,745)
Interest rates	(318,669)		(888,879)

Total	$(927,648)	***	$(669,822)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2018 and December 31, 2017, and for the periods ended March 31, 2018 and 2017, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2018	Total	Level 1	Level 2	Level 3

Assets
Futures	$1,503,294	$1,503,294	$-	$-
Forwards	483,676	-	483,676	-

Total assets	$1,986,970	$1,503,294	$483,676	$-

Liabilities
Futures	$1,005,209	$1,005,209	$-	$-
Forwards	757,393	-	757,393	-

Total liabilities	$1,762,602	$1,005,209	$757,393	$-

December 31, 2017*	Total	Level 1	Level 2	Level 3

Assets
Futures	$2,377,628	$2,377,628	$-	$-
Forwards	1,275,513	-	1,275,513	-

Total assets	$3,653,141	$2,377,628	$1,275,513	$-

Liabilities
Futures	$639,577	$639,577	$-	$-
Forwards	789,082	-	789,082	-

Total liabilities	$1,428,659	$639,577	$789,082	$-

*

$370,551 of assets and $534,709 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metal Exchange contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are (i) its equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2018.

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

For the three months ended March 31, 2018, Partnership capital decreased 7.9% from $46,498,213 to $42,809,538. This decrease was attributable to redemptions of 86,444.252 limited partner Units totaling $2,105,064 and redemptions of 5,847.953 General Partner Units totaling $149,883, coupled with a net loss of $1,433,728. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses. The General Partner estimates that, at any given time, approximately 22.4% to 35.5% of the Partnership’s contracts are traded over-the-counter.

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

Prior to its termination on December 31, 2017, Rabar traded its investment strategy on behalf of the Partnership. The objective of Rabar’s investment strategy was to generate capital appreciation over the long run by investing exclusively in Futures Interests, including exchange-traded futures contracts, options on futures contracts, foreign currency forward contracts and, to a very limited extent, cash commodities. Rabar also engaged in exchange for physical transactions, more commonly referred to as “EFPs.” Rabar’s strategy employed a diversified, systematic, technical, and trend following approach, which utilized a blend of several separate and distinct quantitative models.

The General Partner is not aware of any material changes to the trading programs discussed above for the fiscal quarter ended March 31, 2018.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of March 31, 2018 and December 31, 2017, respectively, and the change during the three months ended March 31, 2018.

Trading Advisor	Allocation as of March 31, 2018 (%)	Allocation as of December 31, 2017 (%)	Allocation as of March 31, 2018 ($)	Allocation as of December 31, 2017 ($)	Change during the period (%)

Graham	59.70%	61.93%	$25,558,653	$28,796,840	(11.24) %
EMC	40.30	38.07	17,250,885	17,701,373	(2.54)

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2018, and a general discussion of its trading activities during the period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s first quarter of 2018, the net asset value per Unit decreased 3.4% from $23.82 to $23.02 as compared to a decrease of 2.5% in the first quarter of 2017. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2018 of $927,648. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity and interest rates sectors and were partially offset by gains in the equity and currencies sectors. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2017 of $669,822. Losses were primarily attributable to the Partnership’s trading in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector.

During the first quarter, the most notable losses were incurred within the commodities markets. Losses within the metals markets were incurred during February and March from long positions in aluminum and copper futures as demand for industrial metals softened amid signs of weakness in the global equity markets and a burgeoning global trade war. Additional commodity losses were incurred in grains as weather-related factors contributed to short-term price volatility during January and February. Within the global interest rate sector, losses incurred during January from long positions in European fixed income futures more than offset gains from short positions in U.S. fixed income futures. Within the global equity index sector, losses were incurred during February from long positions in European and Asian equity index futures as global stocks experienced a sharp sell-off to start the month after trending consistently higher in recent months. A portion of the Partnership’s losses for the quarter was offset by gains experienced within the currency sector during January from positions in the British pound, euro, U.S. Dollar Index, and the Canadian dollar. Smaller gains were recorded from sugar and energy trading during January and March.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended March 31, 2018 and for the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, the Partnership’s total capitalization was $42,809,538.

March 31, 2018

			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$1,732,992	4.05%	$2,826,580	$1,257,344	$1,893,202
Equity	1,186,232	2.77	2,895,463	757,479	1,542,298
Currencies	2,486,796	5.81	3,045,003	1,764,933	2,356,076
Interest rates	1,353,550	3.16	1,603,773	947,364	1,362,272

Total	$6,759,570	15.79%

*Average of daily Values at Risk.

As of December 31, 2017, the Partnership’s total capitalization was $46,498,213.

December 31, 2017

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division affirmed the lower court’s June 10, 2014 order. On October 3, 2017, the Appellate Division denied MS&Co.’s motion for leave to appeal to the New York Court of Appeals. At March 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $89 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	42,149.676	$ 25.63	N/A	N/A
February 1, 2018 - February 28, 2018	20,424.006	$ 23.27	N/A	N/A
March 1, 2018 - March 31, 2018	23,870.570	$ 23.02	N/A	N/A
	86,444.252	$ 24.35

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

Item 3. Defaults Upon Senior Securities. — None.

Item 4. Mine Safety Disclosures. — Not applicable.

Item 5. Other Information. — None.

Item 6. Exhibits.

31.1	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: May 10, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 10, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.