Form 10-Q
period 2018-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2018-11-08
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes X    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes     No X

As of October 31, 2018, 1,599,718.580 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Financial Condition

	September 30, 2018 (Unaudited)	December 31, 2017
Assets:
Equity in trading account:
Unrestricted cash	$27,583,163	$37,297,383
Restricted cash	8,551,669	8,683,095
Net unrealized appreciation on open futures contracts	2,532,152	1,738,051
Net unrealized appreciation on open forward contracts	-	486,431

Total equity in trading account	38,666,984	48,204,960

Cash at bank	-	437
Interest receivable	39,267	36,496

Total assets	$38,706,251	$48,241,893

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$143,582	$-
Accrued expenses:
Ongoing placement agent fees	63,138	77,782
General Partner fees	63,138	77,782
Management fees	45,971	62,553
Redemptions payable to Limited Partners	527,567	1,525,563

Total liabilities	843,396	1,743,680

Partners’ Capital:
General Partner, 20,066.995 and 25,914.948 Units outstanding at September 30, 2018 and December 31, 2017, respectively	461,525	617,398
Limited Partners, 1,626,154.335 and 1,925,780.666 Units outstanding at September 30, 2018 and December 31, 2017, respectively	37,401,330	45,880,815

Total partners’ capital (net asset value)	37,862,855	46,498,213

Total liabilities and partners’ capital	$38,706,251	$48,241,893

Net asset value per Unit	$23.00	$23.82

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

September 30, 2018

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	319	$995,170	2.63%
Equity	318	896,528	2.37
Currencies	99	(45,177)	(0.12)
Interest rates	619	(265,439)	(0.70)

Total futures contracts purchased		1,581,082	4.18

Futures Contracts Sold
Commodity	425	455,799	1.20
Equity	59	(102,598)	(0.27)
Currencies	195	(5,516)	(0.01)
Interest rates	1,700	603,385	1.59

Total futures contracts sold		951,070	2.51

Net unrealized appreciation on open futures contracts		$2,532,152	6.69%

Unrealized Appreciation on Open Forward Contracts
Commodity	51	$97,294	0.26%
Currencies	$20,621,057	297,427	0.78

Total unrealized appreciation on open forward contracts		394,721	1.04

Unrealized Depreciation on Open Forward Contracts
Commodity	65	(201,333)	(0.53)
Currencies	$38,148,009	(336,970)	(0.89)

Total unrealized depreciation on open forward contracts		(538,303)	(1.42)

Net unrealized depreciation on open forward contracts		$(143,582)	(0.38)%

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$127,287	$90,931	$383,500	$231,975

Expenses:
General Partner fees	189,544	243,865	628,489	801,897
Ongoing placement agent fees	189,544	243,865	628,489	801,897
Management fees	137,803	200,021	456,877	664,990

Total expenses	516,891	687,751	1,713,855	2,268,784

Net investment loss	(389,604)	(596,820)	(1,330,355)	(2,036,809)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(283,817)	(1,634,224)	(394,714)	(778,994)
Net change in unrealized gains (losses) on open contracts	1,890,232	1,230,203	173,703	(1,817,649)

Total trading results	1,606,415	(404,021)	(221,011)	(2,596,643)

Net income (loss)	$1,216,811	$(1,000,841)	$(1,551,366)	$(4,633,452)

Net income (loss) per Unit*	$0.73	$(0.47)	$(0.82)	$(2.03)

Weighted average number of Units outstanding	1,696,958.937	2,195,874.127	1,805,984.228	2,332,885.846

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2017	1,951,695.614	$45,880,815	$617,398	$46,498,213
Redemptions - General Partner	(5,847.953)	-	(149,883)	(149,883)
Redemptions - Limited Partners	(299,626.331)	(6,934,109)	-	(6,934,109)
Net Income (Loss)	-	(1,545,376)	(5,990)	(1,551,366)

Partners’ Capital, September 30, 2018	1,646,221.330	$37,401,330	$461,525	$37,862,855

Partners’ Capital, December 31, 2016	2,548,837.611	$59,329,412	$660,986	$59,990,398
Redemptions - General Partner	(2,169.197)	-	(50,000)	(50,000)
Redemptions - Limited Partners	(422,388.292)	(9,618,401)	-	(9,618,401)
Net Income (Loss)	-	(4,579,831)	(53,621)	(4,633,452)

Partners’ Capital, September 30, 2017	2,124,280.122	$45,131,180	$557,365	$45,688,545

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Morgan Stanley Smith Barney Spectrum Select L.P. (the “Partnership”) is a Delaware limited partnership organized in 1991 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership commenced trading operations on August 1, 1991. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership and Morgan Stanley Smith Barney Spectrum Strategic L.P., and prior to December 31, 2017, Morgan Stanley Smith Barney Spectrum Technical L.P. and Ceres Tactical Global L.P. (formerly, Ceres Tactical Currency L.P.).

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

During the reporting periods ended September 30, 2018 and 2017, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. During prior periods included in this report, the Partnership also deposited a portion of its cash in a non-trading account at JPMorgan Chase Bank N.A.

As of September 30, 2018, all the trading advisors to the Partnership were EMC Capital Management, Inc. (“EMC”) and Graham Capital Management, L.P. (“Graham”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”). Effective December 31, 2017, the General Partner terminated the management agreement among the Partnership, the General Partner and Rabar Market Research, Inc. (“Rabar”), pursuant to which Rabar traded a portion of the Partnership’s assets. Consequently, Rabar ceased all Futures Interest trading on behalf of the Partnership. References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Rabar.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017 and the changes in partners’ capital for the nine months ended September 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2018 and 2017, the Partnership carried no debt and substantially all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Restricted and Unrestricted Cash. The cash held by the Partnership available for trading in Futures Interests, if any, is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At September 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $8,551,669 and $8,683,095, respectively. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(636,407) (proceeds of $638,846) and $977,236 (cost of $984,412) as of September 30, 2018 and December 31, 2017, respectively.

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

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$0.95	$(0.20)	$(0.08)	$(1.16)
Net investment loss	(0.22)	(0.27)	(0.74)	(0.87)

Net increase (decrease) for the period	0.73	(0.47)	(0.82)	(2.03)
Net asset value per Unit, beginning of period	22.27	21.98	23.82	23.54

Net asset value per Unit, end of period	$23.00	$21.51	$23.00	$21.51

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.1)%	(4.9)%	(4.3)%	(5.2)%

Operating expenses before incentive fees	5.4%	5.7%	5.5%	5.8%
Incentive fees	- %	- %	- %	- %

Operating expenses after incentive fees	5.4%	5.7%	5.5%	5.8%

Total return:
Total return before incentive fees	3.3%	(2.1)%	(3.4)%	(8.6)%
Incentive fees	- %	- %	- %	- %

Total return after incentive fees	3.3%	(2.1)%	(3.4)%	(8.6)%

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2018 and 2017 were 3,522 and 3,880, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2018 and 2017 were 3,313 and 4,419, respectively. The monthly average number of metal forward contracts traded during the three months ended September 30, 2018 and 2017 were 294 and 547, respectively. The monthly average number of metal forward contracts traded during the nine months ended September 30, 2018 and 2017 were 378 and 553, respectively. The monthly average notional value of currency forward contracts traded during the three months ended September 30, 2018 and 2017 were $77,621,980 and $146,467,394, respectively. The monthly average notional value of currency forward contracts traded during the nine months ended September 30, 2018 and 2017 were $99,889,209 and $144,212,140, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar agreements as of September 30, 2018 and December 31, 2017, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2018	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$3,195,935	$(663,783)	$2,532,152	$-	$-	$2,532,152
Forwards	394,721	(394,721)	-	-	-	-

Total assets	$3,590,656	$(1,058,504)	$2,532,152	$-	$-	$2,532,152

Liabilities
Futures	$(663,783)	$663,783	$-	$-	$-	$-
Forwards	(538,303)	394,721	(143,582)	-	-	(143,582)

Total liabilities	$(1,202,086)	$1,058,504	$(143,582)	$-	$-	$(143,582)

Net fair value						$2,388,570 *

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2017	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,377,628	$(639,577)	$1,738,051	$-	$-	$1,738,051
Forwards	1,275,513	(789,082)	486,431	-	-	486,431

Total assets	$3,653,141	$(1,428,659)	$2,224,482	$-	$-	$2,224,482

Liabilities
Futures	$(639,577)	$639,577	$-	$-	$-	$-
Forwards	(789,082)	789,082	-	-	-	-

Total liabilities	$(1,428,659)	$1,428,659	$-	$-	$-	$-

Net fair value						$2,224,482	*

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2018 and December 31, 2017, respectively.

	September 30, 2018
Assets
Futures Contracts
Commodity	$1,484,033
Equity	960,553
Currencies	104,757
Interest rates	646,592

Total unrealized appreciation on open futures contracts	3,195,935

Liabilities
Futures Contracts
Commodity	(33,064)
Equity	(166,623)
Currencies	(155,450)
Interest rates	(308,646)

Total unrealized depreciation on open futures contracts	(663,783)

Net unrealized appreciation on open futures contracts	$2,532,152	*

Assets
Forward Contracts
Commodity	$97,294
Currencies	297,427

Total unrealized appreciation on open forward contracts	394,721

Liabilities
Forward Contracts
Commodity	(201,333)
Currencies	(336,970)

Total unrealized depreciation on open forward contracts	(538,303)

Net unrealized depreciation on open forward contracts	$(143,582)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2018		2017		2018		2017
Commodity	$971,122		$(895,166)		$132,767		$(3,761,340)
Equity	1,236,875		1,728,930		1,118,265		7,564,217
Currencies	(79,098)		179,521		(760,753)		(2,949,031)
Interest rates	(522,484)		(1,417,306)		(711,290)		(3,450,489)

Total	$1,606,415	***	$(404,021)	***	$(221,011)	***	$(2,596,643)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2018 and December 31, 2017, and for the periods ended September 30, 2018 and 2017, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,195,935	$3,195,935	$-	$-
Forwards	394,721	-	394,721	-

Total assets	$3,590,656	$3,195,935	$394,721	$-

Liabilities
Futures	$663,783	$663,783	$-	$-
Forwards	538,303	-	538,303	-

Total liabilities	$1,202,086	$663,783	$538,303	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,377,628	$2,377,628	$-	$-
Forwards	1,275,513	-	1,275,513	-

Total assets	$3,653,141	$2,377,628	$1,275,513	$-

Liabilities
Futures	$639,577	$639,577	$-	$-
Forwards	789,082	-	789,082	-

Total liabilities	$1,428,659	$639,577	$789,082	$-

7.	Subsequent Events:

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are (i) its equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2018.

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

For the nine months ended September 30, 2018, Partnership capital decreased 18.6% from $46,498,213 to $37,862,855. This decrease was attributable to redemptions of 299,626.331 limited partner Units totaling $6,934,109 and redemptions of 5,847.953 General Partner Units totaling $149,883, coupled with a net loss of $1,551,366. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses. The General Partner estimates that, at any given time, approximately 20.0% to 30.6% of the Partnership’s contracts are traded over-the-counter.

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

The General Partner is not aware of any material changes to the trading programs discussed above for the fiscal quarter ended September 30, 2018.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of September 30, 2018 and June 30, 2018, respectively, and the change during the three months ended September 30, 2018.

Trading Advisor	Allocation as of September 30, 2018 (%)	Allocation as of June 30, 2018 (%)	Allocation as of September 30, 2018 ($)	Allocation as of June 30, 2018 ($)	Change during the period (%)
Graham	61.74%	60.33%	$ 23,375,490	$ 23,167,955	0.90%
EMC	38.26	39.67	14,487,365	15,231,026	(4.88)

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2018, and a general discussion of its trading activities during the period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s third quarter of 2018, the net asset value per Unit increased 3.3% from $22.27 to $23.00 as compared to a decrease of 2.1% in the third quarter of 2017. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2018 of $1,606,415. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the commodity and equity sectors and were partially offset by losses in the currencies and interest rate sector. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2017 of $404,021. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity and interest rates sectors and were partially offset by gains in the equity and currencies sectors.

The most significant gains were achieved during July within the global stock index sector from long positions in U.S. and Asian equity index futures as stock prices rallied on positive global economic sentiment. Additional gains within the stock index sector were recorded from long positions in U.S. equity index futures during August. Further gains were experienced in the metals markets during July and August from short positions in gold and silver futures as a strengthening U.S. dollar diminished investor demand for precious metals. Within the energy markets, gains were experienced during August and September from long positions in crude oil and its refined products as prices moved higher on signs of persistent global supply shortfalls. Additional gains were experienced within the agriculturals during July and August from short positions in coffee and sugar futures as global supply stocks swelled. A portion of the Partnership’s gains during the third quarter was offset by losses incurred within the global interest rate markets during July from long positions in European fixed income futures as prices fell as Eurozone economies gained strength. Within the currency sector, losses were incurred during July from positions in the Canadian dollar and Mexican peso.

During the Partnership’s nine month ended September 30, 2018, the net asset value per Unit decreased 3.4% from $23.82 to $23.00 as compared to a decrease of 8.6% for the nine months ended September 30, 2017. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2018 of $221,011. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the currencies and interest rates sectors and were partially offset by gains in the commodity and equity sectors. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2017 of $2,596,643. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, currencies and interest rates sectors and were partially offset by gains in the equity sector.

The most notable losses were recorded within the global fixed income sector throughout the third quarter from long positions in European fixed income futures as prices fell as Eurozone economies gained strength. Additional losses within the global fixed income sector were experienced due to positions in U.S. fixed income futures during March and May. Within the currency sector, losses were incurred during April and May as a surging U.S. dollar negatively impacted the Partnership’s short positioning in the U.S. currency. Within the metals sector, losses were incurred during April and June from long positions in industrial metals as prices fell amid global trade tensions between the U.S. and China. Losses within the agricultural complex were recorded throughout the first nine months of the year due to positions in the grains markets. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved during January, March, April, and May from long positions in crude oil and its refined products as global supply shortfalls generally pushed prices higher. Additional gains in the energies were achieved during August and September. Within the global stock index sector, gains were achieved during July from long positions in U.S. and Asian equity index futures as stock prices rallied on positive global economic sentiment. Additional gains within the stock index sector were recorded from long positions in U.S. equity index futures during January and August.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended September 30, 2018 and for the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2017.

As of September 30, 2018, the Partnership’s total capitalization was $37,862,855.

September 30, 2018

	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2018
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$2,038,969	5.39%	$2,306,418	$1,533,153	$1,901,191
Equity	2,169,729	5.73	2,425,349	1,531,492	1,968,656
Currencies	2,561,780	6.77	3,296,206	1,869,694	2,402,468
Interest rates	1,677,671	4.43	1,733,699	1,017,063	1,346,882

Total	$8,448,149	22.32%

* Average of daily Value at Risk.

As of December 31, 2017, the Partnership’s total capitalization was $46,498,213.

December 31, 2017

			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$2,193,598	4.72%	$3,981,712	$2,048,544	$2,890,975
Equity	2,058,191	4.43	4,896,602	1,975,935	3,523,262
Currencies	2,644,724	5.69	5,355,709	2,168,683	3,358,899
Interest rates	1,287,680	2.77	2,474,487	1,215,920	1,667,400

Total	$8,184,193	17.61%

*	Annual average of daily Value at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	26,054.575	$22.05	N/A	N/A
August 1, 2018 - August 31, 2018	28,672.585	$22.70	N/A	N/A
September 1, 2018 - September 30, 2018	22,937.692	$23.00	N/A	N/A
	77,664.852	$22.57

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

Date: November 8, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 8, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.