Form 10-K
period 2018-12-31
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2019-03-26
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes _     No X

Limited Partnership Units with an aggregate value of $37,952,009 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2019, 1,485,407.9540 Limited Partnership Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(None)

PART I

Item 1.     Business.

(a) General Development of Business. Morgan Stanley Smith Barney Spectrum Select L.P. (the “Partnership”) is a Delaware limited partnership organized in 1991 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”). The Futures Interests that are traded by the Partnership, either directly, through individually managed accounts, or indirectly, are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership commenced trading operations on August 1, 1991. Prior to December 31, 2018, the Partnership was one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, and Morgan Stanley Smith Barney Spectrum Strategic L.P., prior to its termination on December 31, 2018, and prior to December 31, 2017, Ceres Tactical Global L.P. (formerly Ceres Tactical Currency L.P.) and Morgan Stanley Smith Barney Spectrum Technical L.P.

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

The Partnership’s commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership deposited a portion of its cash in a non-trading account at JPMorgan Chase Bank N.A.

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

For the period from January 1, 2018 through December 31, 2018, the approximate average market sector distribution for the Partnership, was as follows:

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

The management fee for the Partnership is accrued at a rate of 1/12 of 1.75% (a 1.75% annual rate) per month of the Partnership’s net assets allocated to Graham on the first day of each month and 1/12 of 1% (a 1% annual rate) per month of the Partnership’s net assets allocated to EMC on the first day of each month. Prior to January 1, 2016, the management fee paid by the Partnership to EMC was accrued at a rate of 1/12 of 2% (a 2% annual rate) per month of the Partnership’s net assets allocated to EMC on the first day of each month. Prior to April 1, 2014, the monthly management fee payable by the Partnership to Graham was 1/6 of 1% (a 2% annual rate) per month of the Partnership’s net assets allocated to Graham on the first day of each month. The monthly management fee payable by the Partnership to Rabar prior to its termination on December 31, 2017 was 1/12 of 2% (a 2% annual rate) per month of the Partnership’s net assets allocated to Rabar on the first day of each month. The monthly management fee payable by the Partnership to Altis prior to its termination on June 30, 2016 was 1/12 of 1.25% (a 1.25% annual rate) per month of the Partnership’s net assets allocated to Altis on the first day of each month. The monthly management fee payable by the Partnership to Northfield prior to its termination on August 8, 2014 was 1/12 of 1% (a 1% annual rate) per month of the Partnership’s net assets allocated to Northfield on the first day of each month.

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

The Partnership began the year at a net asset value per unit of limited partnership interest (“Unit(s)”) of $23.82 and decreased 14.1% to $20.45 per Unit on December 31, 2018. For a more detailed description of the Partnership’s business see subparagraph (c).

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

•

For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s account in excess of the rate specified in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2018. Depending on the current market interest rates, that could create an incentive for the General Partner to retain excess cash in cash instead of permitted investments.

•	The General Partner may purchase shares from money market mutual funds affiliated and/or unaffiliated with the General Partner.

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

Risks Related to Regulation of the Partnership and General Partner

The Federal Reserve Board’s Regulation of Morgan Stanley Could Affect the Activities of the Partnership. As a bank holding company (“BHC”) that has elected financial holding company (“FHC”) status under the Bank Holding Company Act of 1956 (“BHCA”), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Since the General Partner is a subsidiary of Morgan Stanley, the Federal Reserve will treat the Partnership as an affiliate of Morgan Stanley. As a result, the Partnership will be subject to the BHCA and the Federal Reserve’s implementing regulations and interpretations, which are subject to change.

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

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents. Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling ormisuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s ability to gather, process and communicate information efficiently and securely, without interruption.

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

Trading on Non-U.S. Exchanges Presents Greater Risks to the Partnership than Trading on U.S. Exchanges. The Partnership trades on exchanges located outside the U.S. Trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, segregation of customer funds, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and recordkeeping requirements, and other requirements and restrictions for the purpose of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. Trading on non-U.S. exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchange trading is subject, may provide less protection to investors than trading on U.S. exchanges, and may be less vigorously enforced than regulations in the U.S.

Trading on non-U.S. exchanges involves some risks that trading on U.S. exchanges does not, such as:

Lack of Investor Protection Regulation

The rights of the Partnership in the event of the insolvency or bankruptcy of a non-U.S. market, broker or bank are likely to differ from rights that the Partnership would have in the U.S. and these rights may be more limited than in the case of failures of U.S. markets, brokers or banks.

Possible Governmental Intervention

Generally, non-U.S. brokers are not subject to the jurisdiction of the CFTC or any other U.S. regulator. In addition, the Partnership’s assets held outside of the U.S. to margin transactions on non-U.S. exchanges are held in accordance with the client assets protection regime and the insolvency laws of the applicable jurisdiction. A non-U.S. government might halt trading in a market and/or take possession of the Partnership’s assets maintained in its country in which case the assets may never be recovered. The General Partner might have little or no notice that such events were happening. In such circumstances, the General Partner may not be able to obtain the Partnership’s assets.

Relatively New Markets

Some non-U.S. exchanges on which the Partnership is permitted to trade may be in developmental stages so that prior price histories may not be indicative of current price patterns.

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

Risks Associated with Affiliates

The Partnership’s clearing broker may use an affiliate to carry and clear transactions on foreign exchanges. While the use of affiliates can provide certain benefits, it can also pose certain risks. In particular, if a clearing broker or an affiliated foreign broker were to fail, it is likely that all of its affiliated companies would fail or be placed in administration within a relatively brief period of time. Each of these companies would be liquidated in accordance with the bankruptcy laws of the local jurisdiction. Moreover, return of the Partnership’s assets held at affiliated non-U.S. brokers would be delayed, perhaps for a significant period of time, and would be subject to additional administrative costs. If, on the other hand, a clearing broker had cleared its customers’ non-U.S. futures and options transactions through unaffiliated non-U.S. brokers, such broker likely would not have failed and the clearing broker’s bankruptcy trustee could have directed the non-U.S. broker to liquidate all of the Partnership’s positions and return the balance to the trustee for distribution to the Partnership.

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

Forward Foreign Currency and Spot Contracts Historically Were Not Regulated When Traded Between Certain “Eligible Contract Participants” and Are Subject to Credit Risk. The Partnership may trade forward contracts in foreign currencies and may engage in spot commodity transactions (transactions in physical commodities). These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the Commodity Exchange Act. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Act. The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap.” The CFTC has been granted authority to regulate all swaps, but grants the U.S. Treasury Department the discretion to exempt foreign currency forwards and foreign currency swaps from all aspects of the Dodd-Frank Act other than reporting, recordkeeping and business conduct rules for swap dealers and major swap participants. In November 2012, Treasury determined that those transactions can be carved out of the swap category, and they are subject only to the noted categories of the Dodd-Frank Act requirements. Therefore, the Partnership will not receive the full benefit of CFTC regulation for certain of its foreign currency trading activities.

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

Deregistration of the Commodity Pool Operator or a Commodity Trading Advisor Could Disrupt Operations. The General Partner is a registered commodity pool operator and each Trading Advisor is registered with the CFTC as a commodity trading advisor. If the CFTC were to terminate, suspend, revoke or not renew the registration of the General Partner, the General Partner would withdraw as general partner of the Partnership. The limited partners would then determine whether to select a replacement general partner or to dissolve the Partnership. If the CFTC were to terminate, suspend, revoke or not renew the registration of any Trading Advisor, the General Partner would terminate the Trading Advisor’s advisory agreement with the Partnership. The General Partner could reallocate the Partnership’s assets managed by the relevant Trading Advisor to new trading advisor(s) or terminate the Partnership. No action is currently pending or threatened against the General Partner or any Trading Advisor.

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

Increasing the Assets Managed by a Trading Advisor May Adversely Affect Their Performance. The rates of return achieved by a commodity trading advisor often diminish as the assets under its management increase. This can occur for many reasons, including the inability of the trading advisor to execute larger position sizes at desired prices and because of the need to adjust the trading advisor’s trading program to avoid exceeding speculative position limits. These are limits established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control. The Trading Advisors have not agreed to limit the amount of additional assets that they will manage.

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

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to approximately $355.1 billion as of December 31, 2018 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Trading Advisors to obtain the best prices for the Partnership. The Trading Advisors are required to use an allocation methodology that is fair to all customers.

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

Prospective investors are urged to discuss scheduled and potential tax law changes with their own tax advisors.

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

The Partnership’s Tax Returns Could be Audited. The Internal Revenue Service (“IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to newly effective legislation, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership is eligible, makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. The full implications of these new rules are not yet known and limited partners should consult their tax advisers regarding the potential implications of this new audit regime.

You Will Recognize Short-Term Capital Gain. Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some non-U.S. exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to sections 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 37% for non-corporate tax payers.

The IRS Could Take the Position that Deductions for Certain Partnership Expenses Are Subject to Various Limitations. Partners could be required by the IRS to treat certain Partnership expenses as “investment advisory fees,” which are subject to substantial restrictions on deductibility for non-corporate taxpayers. As a result of tax legislation commonly known as the “Tax Cuts and Jobs Act,” enacted on December 22, 2017 as Public Law 115-97, no deduction for such expenses, or for other miscellaneous itemized deductions, is permitted for tax years between 2018 and 2025. For tax years beginning after 2025, deductions for such expenses are subject to certain limitations for U.S. federal income tax purposes, and are not allowed for alternative minimum tax purposes. Prospective investors should discuss with their tax advisors the tax consequences of an investment in the Partnership.

Non-U.S. Investors May Face Exchange Rate Risk and Local Tax Consequences. Non-U.S. investors should note that Units are denominated in U.S. dollars and that changes in rates of exchange between currencies may cause the value of their investment to decrease or to increase. Non-U.S. investors should consult their own tax advisors concerning the applicable U.S. and non-U.S. tax implications of this investment.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015, and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the United States District Court for the Southern District of New York styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint.

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

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no established public trading market for Units of the Partnership.

(b)	Holders. The number of holders of Units at February 28, 2019 was 3,580.

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

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Units in the years ended December 31, 2018, 2017 and 2016. The Partnership no longer offers Units for sale.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units by the Partnership.

			(c ) Total Number of	(d) Maximum Number (or
			Units Purchased as	Approximate Dollar
			Part of Publicly	Value) of Units that May
	(a) Total Number of	(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Units Purchased *	Paid per Unit **	Programs	the Plans or Programs
October 1, 2018 - October 31, 2018	26,435.755	$21.53	N/A	N/A
November 1, 2018 - November 30, 2018	33,598.262	$21.12	N/A	N/A
December 1, 2018 - December 31, 2018	21,423.882	$20.45	N/A	N/A
	81,457.899	$21.08
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

Item 6.   Selected Financial Data.

Interest income, total expenses, total trading results, net income (loss) and net income (loss) per Unit for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and net asset value per Unit and total assets at December 31, 2018, 2017, 2016, 2015 and 2014 were as follows:

	2018	2017	2016	2015	2014
Total investment income	$517,771	$335,653	$149,929	$6,571	$19,055
Total expenses	(2,196,540)	(2,923,215)	(4,504,647)	(6,326,534)	(7,504,884)
Total trading results	(4,020,509)	2,788,956	(8,663,403)	(1,474,902)	20,704,997

Net income (loss)	$(5,699,278)	$201,394	$(13,018,121)	$(7,794,865)	$13,219,168

Net income (loss) per Unit	$(3.37)	$0.28	$(4.39)	$(2.25)	$3.70

Net asset value per Unit	$20.45	$23.82	$23.54	$27.93	$30.18

Total assets	$32,597,076	$48,241,893	$62,974,449	$94,876,021	$120,521,870

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

Other than discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ended December 31, 2018 and September 30, 2018, respectively.

Trading Advisor	December 31, 2018	December 31, 2018 (percentage of Partners’ Capital)	September 30, 2018	September 30, 2018 (percentage of Partners’ Capital)

Graham	$18,123,338	56.57%	$23,375,490	61.62%
EMC	13,874,729	43.43	14,487,365	38.38

The following presents a summary of the Partnership’s operations for each of the years ended December 31, 2018, 2017 and 2016, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the year ended December 31, 2018, the net asset value per Unit decreased 14.1% from $23.82 to $20.45. For the year ended December 31, 2017, the net asset value per Unit increased 1.2% from $23.54 to $23.82. For the year ended December 31, 2016, the net asset value per Unit decreased 15.7% from $27.93 to $23.54.

The Partnership experienced a net trading loss of $4,020,509 before fees and expenses for the year ended December 31, 2018. The losses were primarily attributable to the Partnership’s trading of Futures Interest in the interest rates sector, commodities, equity, and currencies sectors. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most notable losses were incurred within the commodities markets. Losses within the metals markets were incurred during February and March from long positions in aluminum and copper futures as demand for industrial metals softened amid signs of weakness in the global equity markets and a burgeoning global trade war. Additional commodity losses were incurred in grains as weather-related factors contributed to short-term price volatility during January and February. Within the global interest rate sector, losses incurred during January from long positions in European fixed income futures more than offset gains from short positions in U.S. fixed income futures. A portion of the Partnership’s losses for the first quarter was offset by gains experienced within the currency sector during January from positions in the British pound, euro, U.S. Dollar Index, and the Canadian dollar. Additional gains for the first quarter were recorded from positions in energy and sugar.

During the second quarter, the most significant losses were recorded within the metals sector during April and June from long positions in industrial metals as prices fell amid global trade tensions between the U.S. and China. Additional losses in metals were recorded during April from short positions in aluminum futures. Losses within the currency sector were incurred during April and May as the Partnership’s short positioning in the U.S. dollar was negatively impacted by the dollar gaining strength. Further losses were incurred within the agricultural sector throughout the quarter from long futures positions in grains. A portion of the Partnership’s losses during the second quarter was offset by gains achieved within the energy sector from long positions in crude oil and its refined products as tensions in the Middle East and the re-impositions of sanctions on Iran pushed energy prices higher.

During the third quarter, the most significant gains were achieved during July within the global stock index sector from long positions in U.S. and Asian equity index futures as stock prices rallied on positive global economic sentiment. Additional gains within the stock index sector were recorded from long positions in U.S. equity index futures during August. Further gains were experienced in the metals markets during July and August from short positions in gold and silver futures as a strengthening U.S. dollar diminished investor demand for precious metals. In energies, gains were recorded from long positions in crude oil and its refined products during August and September. Additional gains for the third quarter were recorded from short positions in sugar and coffee. A portion of the Partnership’s gains during the third quarter was offset by losses incurred within the global interest rate markets from long positions in European fixed income futures as prices fell during July as Eurozone economies gained strength. Within the currency sector, losses were incurred during July from positions in the Canadian dollar and Mexican peso.

During the fourth quarter, the most notable losses were incurred during October within the global stock index sector from long positions in U.S. and Pacific Rim equity index futures as prices declined amid a global selloff spurred by fears over rising bond yields, slowing global growth, and increased trade tensions. Within the global interest rate sector, losses were incurred during November from short positions in U.S. fixed income futures as investors sought out the relative safety of U.S. government debt. Within the energy markets, losses were incurred during October from long positions in crude oil and its refined products after prices slumped on a weakening outlook for global energy demand. A portion of the Partnership’s losses during the fourth quarter was offset by gains experienced within the currency markets during October from short positions in the euro versus the U.S. dollar as the value of the euro declined after data showed business growth in Europe lost more momentum than expected. Additional gains were experienced from positions in the British pound, Canadian dollar, and Australian dollar. Smaller losses during the fourth quarter were recorded from trading agricultural products.

The Partnership experienced a net trading gain of $2,788,956 before fees and expenses for the year ended December 31, 2017. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity sector and were partially offset by the losses in commodity, currencies and interest rates sectors.

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

The Partnership experienced a net trading loss of $8,663,403 before fees and expenses for the year ended December 31, 2016. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity and equity sectors, and were partially offset by gains in the currencies and interest rate sectors.

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

For an analysis of unrealized gains and losses by contract type and a further description of 2018 trading results, refer to “Item 8. Financial Statements and Supplementary Data.”

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

For additional information, see Note 4 to the Partnership’s financial statements including “Item 8. Financial Statements and Supplementary Data.”

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

The Partnership’s Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2018 and 2017, and the highest, lowest and average values during the years ended December 31, 2018 and 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K.

As of December 31, 2018, the Partnership’s total capitalization was $31,998,067.

December 31, 2018			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$1,586,440	4.96%	$2,826,580	$1,257,344	$1,779,070
Equity	702,502	2.20	2,895,463	697,502	1,525,100
Currencies	2,290,421	7.16	3,296,206	1,764,933	2,385,254
Interest rates	845,986	2.64	1,771,181	823,531	1,270,502

Total	$5,425,349	16.96%

* Average of daily Values at Risk.

As of December 31, 2017, the Partnership’s total capitalization was $46,498,213.

December 31, 2017			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$2,193,598	4.72%	$3,981,712	$2,048,544	$2,890,975
Equity	2,058,191	4.43	4,896,602	1,975,935	3,523,262
Currencies	2,644,724	5.69	5,355,709	2,168,683	3,358,899
Interest rates	1,287,680	2.77	2,474,487	1,215,920	1,667,400

Total	$8,184,193	17.61%

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

The following were the primary trading risk exposures of the Partnership at December 31, 2018 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2018, the Partnership’s primary exposures were in the Dow Jones Euro STOXX 50 (Europe), FTSE 100 (United Kingdom), S&P 500 (U.S.), NASDAQ 100 (U.S.), Dow Industrials 30 (U.S.), DAX (Germany), TOPIX (Japan) and Nikkei 225 (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, Pacific Rim, and U.S. indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses).

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

Metals. The Partnership’s primary metal market exposure as of December 31, 2018 was to fluctuations in the price of gold, copper, aluminum, silver, and nickel.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements which are often directly affected by severe or unexpected weather conditions. The soybean complex, wheat, and corn accounted for the majority of the Partnership’s grain exposure as of December 31, 2018.

Softs. The Partnership’s trading risk exposure in the soft commodities is primarily to agricultural-related price movements which are often directly affected by severe or unexpected weather conditions and by supply/demand disruptions. Cotton, sugar, coffee, and cocoa accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2018.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle prices.

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

Item 8.  Financial Statements and Supplementary Data.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Report, Report of Independent Registered Public Accounting Firm for the years ended December 31, 2018, 2017 and 2016; Statements of Financial Condition at December 31, 2018 and 2017; Condensed Schedules of Investments at December 31, 2018 and 2017: Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016; Statement of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Morgan Stanley Smith Barney Spectrum Select L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
Morgan Stanley Smith Barney Spectrum Select L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control Over

Financial Reporting

Ceres Managed Futures LLC (“Ceres”), the general partner of Morgan Stanley Smith Barney Spectrum Select L.P. (the “Partnership”) and is responsible for the management of the Partnership.

Management of the Partnership, Ceres (“Management”), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Securities Exchange Act of 1934, as amended, and for the assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of Management and the directors of Ceres; and

(iii)

provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, Management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2018, based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner	General Partner

Morgan Stanley Smith Barney Spectrum Select L.P.	Morgan Stanley Smith Barney Spectrum Select L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Morgan Stanley Smith Barney Spectrum Select L.P.,

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Morgan Stanley Smith Barney Spectrum Select L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2018 and 2017, and the related statements of income and expenses and changes in partners’ capital for each of the two years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and the changes in its partners’ capital for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

The statements of income and expenses and changes in partners’ capital for the year ended December 31, 2016 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Morgan Stanley Smith Barney Spectrum Select L.P.:

We have audited the accompanying statements of income and expenses and changes in partners’ capital of Morgan Stanley Smith Barney Spectrum Select L.P. (the “Partnership”) for the year ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and changes in partners’ capital of Morgan Stanley Smith Barney Spectrum Select L.P. for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Financial Condition

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Assets:
Equity in trading account:
Unrestricted cash (Note 2e)	$ 26,651,080	$ 37,297,383
Restricted cash (Note 2e)	5,568,405	8,683,095
Net unrealized appreciation on open futures contracts	334,203	1,738,051
Net unrealized appreciation on open forward contracts	-	486,431

Total equity in trading account	32,553,688	48,204,960

Cash at bank (Note 1)	-	437
Interest receivable (Note 2h)	43,388	36,496

Total assets	$ 32,597,076	$ 48,241,893

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$ 9,070	$ -
Accrued expenses:
Ongoing placement agent fees (Note 2j)	55,831	77,782
General Partner fees (Note 2i)	55,831	77,782
Management fees (Note 3)	40,159	62,553
Redemptions payable to Limited Partners (Note 2m)	438,118	1,525,563

Total liabilities	599,009	1,743,680

Partners’ Capital:
General Partner, 20,066.995 and 25,914.948 Units outstanding at December 31, 2018 and 2017, respectively	410,340	617,398
Limited Partners, 1,544,696.436 and 1,925,780.666 Units outstanding at December 31, 2018 and 2017, respectively	31,587,727	45,880,815

Total partners’ capital (net asset value)	31,998,067	46,498,213

Total liabilities and partners’ capital	$ 32,597,076	$ 48,241,893

Net asset value per Unit	$ 20.45	$ 23.82

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

December 31, 2018

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	70	$(206,109)	(0.64)%
Equity	39	(207,467)	(0.65)
Currencies	84	(29,347)	(0.09)
Interest rates	664	446,508	1.39

Total futures contracts purchased		3,585	0.01

Futures Contracts Sold
Commodity	582	325,616	1.02
Equity	109	226,345	0.71
Currencies	264	193,033	0.60
Interest rates	429	(414,376)	(1.30)

Total futures contracts sold		330,618	1.03

Net unrealized appreciation on open futures contracts		$334,203	1.04%

Unrealized Appreciation on Open Forward Contracts
Commodity	160	$374,564	1.17%
Currencies	$15,499,028	248,474	0.78

Total unrealized appreciation on open forward contracts		623,038	1.95

Unrealized Depreciation on Open Forward Contracts
Commodity	64	(230,751)	(0.72)
Currencies	$26,081,246	(401,357)	(1.26)

Total unrealized depreciation on open forward contracts		(632,108)	(1.98)

Net unrealized depreciation on open forward contracts		$(9,070)	(0.03)%

* Due to rounding.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

December 31, 2017

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	332	$ 1,018,011	2.19%
Equity	374	379,994	0.82
Currencies	115	126,683	0.27
Interest rates	875	(158,666)	(0.34)

Total futures contracts purchased		1,366,022	2.94

Futures Contracts Sold
Commodity	597	67,787	0.15
Equity	38	1,164	0.00 *
Currencies	101	66,460	0.14
Interest rates	1,257	236,618	0.51

Total futures contracts sold		372,029	0.80

Net unrealized appreciation on open futures contracts		$ 1,738,051	3.74%

Unrealized Appreciation on Open Forward Contracts
Commodity	177	$ 897,185	1.94%
Currencies	$ 40,275,705	378,328	0.81

Total unrealized appreciation on open forward contracts		1,275,513	2.75

Unrealized Depreciation on Open Forward Contracts
Commodity	69	(385,217)	(0.83)
Currencies	$ 36,880,820	(403,865)	(0.87)

Total unrealized depreciation on open forward contracts		(789,082)	(1.70)

Net unrealized appreciation on open forward contracts		$ 486,431	1.05%

* Due to rounding.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Investment Income:
Interest income	$517,771	$335,653	$149,929

Expenses:
Ongoing placement agent fees (Note 2j)	805,555	1,035,010	1,613,123
General Partner fees (Note 2i)	805,555	1,035,010	1,613,123
Management fees (Note 3)	585,430	853,195	1,278,401

Total expenses	2,196,540	2,923,215	4,504,647

Net investment loss	(1,678,769)	(2,587,562)	(4,354,718)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(2,133,762)	1,931,048	(8,560,404)
Net change in unrealized gains (losses) on open contracts	(1,886,747)	857,908	(102,999)

Total trading results	(4,020,509)	2,788,956	(8,663,403)

Net income (loss)	$(5,699,278)	$201,394	$(13,018,121)

Net income (loss) per Unit (Note 7)*	$(3.37)	$0.28	$(4.39)

Weighted average number of Units outstanding	1,758,837.689	2,267,801.511	3,039,416.299

* Represents the change in net asset value per Unit.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2018, 2017 and 2016

	Units of Partnership Interest	Limited Partners	General Partner	Total

Partners’ Capital, December 31, 2015	3,324,177.081	$91,783,172	$1,070,278	92,853,450
Redemptions - General Partner	(10,232.452)	-	(270,000)	(270,000)
Redemptions - Limited Partners	(765,107.018)	(19,574,931)	-	(19,574,931)
Net income (loss)	-	(12,878,829)	(139,292)	(13,018,121)

Partners’ Capital, December 31, 2016	2,548,837.611	59,329,412	660,986	59,990,398
Redemptions - General Partner	(2,169.197)	-	(50,000)	(50,000)
Redemptions - Limited Partners	(594,972.800)	(13,643,579)	-	(13,643,579)
Net income (loss)	-	194,982	6,412	201,394

Partners’ Capital, December 31, 2017	1,951,695.614	45,880,815	617,398	46,498,213
Redemptions - General Partner	(5,847.953)	-	(149,883)	(149,883)
Redemptions - Limited Partners	(381,084.230)	(8,650,985)	-	(8,650,985)
Net income (loss)	-	(5,642,103)	(57,175)	(5,699,278)

Partners’ Capital, December 31, 2018	1,564,763.431	$31,587,727	$410,340	$31,998,067

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

1.	Organization:

Morgan Stanley Smith Barney Spectrum Select L.P. (the “Partnership”) is a Delaware limited partnership organized in 1991 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership commenced trading operations on August 1, 1991. Prior to December 31, 2018, the Partnership was one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Strategic L.P., (prior to its termination on December 31, 2018), and prior to December 31, 2017, Ceres Tactical Global L.P. (formerly Ceres Tactical Currency L.P.) and Morgan Stanley Smith Barney Spectrum Technical L.P.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, Ceres became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, Ceres was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

During the periods covered by this report, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. During prior periods included in this report, the Partnership deposited a portion of its cash in a non-trading account at JPMorgan Chase Bank N.A.

Ceres is required to maintain a 1% minimum interest in the equity of the Partnership.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee it receives from the Partnership, the ordinary administrative expenses of the Partnership, including the expenses related to the engagement of the Administrator.

2. Basis of Presentation and Summary of Significant Accounting Policies:

a.

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

b.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the respective Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for the obligations of the respective Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2018, 2017 and 2016, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

d.

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

e.

        Restricted and Unrestricted Cash. The cash held by the Partnership available for trading in Futures Interests, if any, is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At December 31, 2018 and 2017, the amount of cash held for margin requirements was $5,568,405 and $8,683,095, respectively. Restricted and unrestricted cash includes cash denominated in foreign currencies of $196,753 (cost of $191,327) and $977,236 (cost of $984,412) as of December 31, 2018 and 2017, respectively.

f.

    Foreign Currency Transactions and Translation. The Partnership’s functional currency is the U.S. dollar; however, the Partnership may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect during the period.

g.

    Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2015 through 2018 tax years remain subject to examination by U.S. federal and most state tax authorities.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

h.

   Revenue Recognition. For excess cash held at MS&Co. which is not invested by the General Partner in U.S. Treasury bills and/or other permitted investments, monthly, MS&Co. pays the Partnership interest income on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. and Ceres retain any interest earned on such uninvested cash in excess of the interest paid to the Partnership. For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received.

i.

   General Partner Fees. The Partnership accrues a General Partner administrative fee (the “General Partner fee”) payable to the General Partner equal to an annual rate equal to 1/12 of 2.0% (a 2.0% annual rate) of the Partnership’s net assets as of the first day of each month.

The General Partner pays or reimburses the Partnership for all fees and costs charged or incurred by MS&Co., the General Partner and/or their affiliates or any other entity acting as a commodity broker for the Partnership.

j.

   Ongoing Placement Agent Fees. The Partnership accrues an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to 1/12 of 2.0% (a 2.0% annual rate) of the Partnership’s net assets as of the first day of each month.

k.

   Equity in Trading Account. The Partnership’s asset “Equity in trading account” reflected in the Statements of Financial Condition consists of cash on deposit with MS&Co., a portion of which is to be used as margin for trading, net unrealized gains on open futures contracts and net unrealized gains on open forward contracts, which are calculated as the difference between the original contract value and fair value.

The Partnership, in its normal course of business, enters into various contracts with MS&Co. acting as its commodity broker. Pursuant to brokerage agreements with MS&Co., to the extent that such trading results in unrealized gains or losses, these amounts are offset for the Partnership and are reported on a net basis in the Statements of Financial Condition.

The Partnership has offset its unrealized gains or losses executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., the counterparty on such contracts. The Partnership has consistently applied its right to offset.

l.

   Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be investment companies since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investment at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

m.

Redemptions. Limited partners may redeem some or all of their Units at 100% of the net asset value per Unit. The request for redemptions must be delivered to a limited partner’s local Morgan Stanley Branch Office in time for it to be forwarded and received by Ceres no later than 3:00 P.M., New York City time, on the last day of the month in which the redemption is to be effective.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

n.

   Distributions. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Ceres. No distributions have been made to date. Ceres does not intend to make any distributions of the Partnership’s profits.

o.

   Dissolution of the Partnership. The Partnership will terminate on December 31, 2025, regardless of financial condition at such time, or at an earlier date if certain conditions occur as defined in the Partnership’s limited partnership agreement.

p.	Net Income (Loss) per Unit. Net income (loss) per Unit is calculated in accordance with ASC 946, “Financial Services—Investment Companies.” See Note 7, “Financial Highlights.”

3.	Trading Advisors:

Ceres, on behalf of the Partnership, has retained certain unaffiliated commodity trading advisors, which are registered with the Commodity Futures Trading Commission to make all trading decisions on behalf of the Partnership. As of December 31, 2018, the trading advisors to the Partnership were EMC Capital Management, Inc. (“EMC”) and Graham Capital Management, L.P. (“Graham”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”). Effective December 31, 2017, the General Partner terminated the management agreement among the Partnership, the General Partner and Rabar Market Research, Inc. (“Rabar”), pursuant to which Rabar traded a portion of the Partnership’s assets. Consequently, Rabar ceased all Futures Interest trading on behalf of the Partnership. Effective June 30, 2016, the General Partner terminated the management agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited (“Altis”), pursuant to which Altis traded a portion of the Partnership’s assets. Consequently, Altis ceased all Futures Interest trading on behalf of the Partnership. References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Rabar and Altis.

Compensation to the Trading Advisors by the Partnership consists of a management fee and incentive fee as follows:

Management Fee. The management fee for the Partnership is accrued at a rate of 1/12 of 1.75% (a 1.75% annual rate) per month of the Partnership’s net assets allocated to Graham on the first day of each month and 1/12 of 1% (a 1% annual rate) per month of the Partnership’s net assets allocated to EMC on the first day of each month.

Prior to its termination on December 31, 2017, Rabar received a management fee from the Partnership equal to 1/12 of 2% (a 2% annual rate) per month of the Partnership’s net assets allocated to Rabar on the first day of each month. The management fee payable by the Partnership to Altis prior to its termination on June 30, 2016 was 1/12 of 1.25% (a 1.25% annual rate) per month of the Partnership’s net assets allocated to Altis on the first day of each month.

Incentive Fee. The Partnership pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to EMC and Graham as of the end of each calendar month. Prior to its termination on December 31, 2017, Rabar was eligible to receive a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to Rabar as of the end of each calendar month. Prior to its termination on June 30, 2016, Altis was eligible to receive a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to Altis as of the end of each calendar month.

Trading profits represent the amount by which profits from trading in Futures Interests exceed losses after ongoing placement agent fees, General Partner fees and management fees, as applicable, are deducted. When a trading advisor experiences losses with respect to its allocation of net assets as of the end of the applicable period, the trading advisor must recover such losses before it is eligible for an incentive fee in the future. The cumulative trading losses are adjusted on a pro-rated basis for the amount of each month’s redemptions and reallocations.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

4.	Financial Instruments:

The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open futures or forward contracts. The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized gains (losses) on open contracts” in the respective Statements of Income and Expenses. The Partnership’s contracts are accounted for on a trade-date basis. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to a non-exchange-traded contract. The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gains (losses) amount reflected in the Statements of Financial Condition. The net unrealized gains (losses) on open contracts are further disclosed gross by type of contract and corresponding fair value level in Note 6, “Fair Value Measurements.”

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. With respect to the Partnership’s non-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements with the counterparty, which is accomplished by daily maintenance of the cash balance in custody accounts and U.S. Treasury bills held at MS&Co., for the benefit of MS&Co. With respect to those non-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. The primary terms are based on industry standard master netting agreements. These agreements, which seek to reduce both the Partnership’s and MS&Co.’s exposure on non-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

The General Partner monitors and attempts to mitigate the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option positions by sector, margin requirements, gain and loss transactions and collateral positions.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

The futures and forwards traded by the Partnership, along with U.S. Treasury bills held by the Partnership, involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently, in its earnings, whether realized or unrealized, and cash flow.

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

The Partnership’s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisors will take speculative positions in Futures Interests where they feel or felt that the best profit opportunities exist for their respective trading strategies. As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures.

The General Partner estimates that at any given time approximately 16.9% to 39.7% of the Partnership’s contracts are traded over-the-counter.

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2018 and 2017 were 3,115 and 4,357, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2018 and 2017 were 347 and 519, respectively. The monthly average notional value of currency forward contracts traded during the years ended December 31, 2018 and 2017 were $96,190,765 and $137,886,860, respectively.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of December 31, 2018 and 2017, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2018	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$1,456,716	$(1,122,513)	$334,203	$-	$-	$334,203
Forwards	623,038	(623,038)	-	-	-	-

Total assets	$2,079,754	$(1,745,551)	$334,203	$-	$-	$334,203

Liabilities
Futures	$(1,122,513)	$1,122,513	$-	$-	$-	$-
Forwards	(632,108)	623,038	(9,070)	-	-	(9,070)

Total liabilities	$(1,754,621)	$1,745,551	$(9,070)	$-	$-	$(9,070)

Net fair value						$325,133	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2017	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,377,628	$(639,577)	$1,738,051	$-	$-	$1,738,051
Forwards	1,275,513	(789,082)	486,431	-	-	486,431

Total assets	$3,653,141	$(1,428,659)	$2,224,482	$-	$-	$2,224,482

Liabilities
Futures	$(639,577)	$639,577	$-	$-	$-	$-
Forwards	(789,082)	789,082	-	-	-	-

Total liabilities	$(1,428,659)	$1,428,659	$-	$-	$-	$-

Net fair value						$2,224,482	*

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2018 and 2017, respectively.

	December 31, 2018
Assets
Futures Contracts
Commodity	$508,863
Equity	248,473
Currencies	241,791
Interest rates	457,589

Total unrealized appreciation on open futures contracts	1,456,716

Liabilities
Futures Contracts
Commodity	(389,356)
Equity	(229,595)
Currencies	(78,105)
Interest rates	(425,457)

Total unrealized depreciation on open futures contracts	(1,122,513)

Net unrealized appreciation on open futures contracts	$334,203	*

Assets
Forward Contracts
Commodity	$374,564
Currencies	248,474

Total unrealized appreciation on open forward contracts	623,038

Liabilities
Forward Contracts
Commodity	(230,751)
Currencies	(401,357)

Total unrealized depreciation on open forward contracts	(632,108)

Net unrealized depreciation on open forward contracts	$(9,070)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2018, 2017 and 2016, respectively.

Sector	2018		2017		2016
Commodity	$(1,138,112)		$(1,213,211)		$(6,068,586)
Equity	(720,406)		11,348,033		(2,859,526)
Currencies	(482,851)		(4,000,339)		(701,495)
Interest rates	(1,679,140)		(3,345,527)		966,204

Total	$(4,020,509)	*	$2,788,956	*	$(8,663,403)	*

*	This amount is included in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2018 and 2017, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,456,716	$1,456,716	$-	$-
Forwards	623,038	-	623,038	-

Total assets	$2,079,754	$1,456,716	$623,038	$-

Liabilities
Futures	$1,122,513	$1,122,513	$-	$-
Forwards	632,108	-	632,108	-

Total liabilities	$1,754,621	$1,122,513	$632,108	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,377,628	$2,377,628	$-	$-
Forwards	1,275,513	-	1,275,513	-

Total assets	$3,653,141	$2,377,628	$1,275,513	$-

Liabilities
Futures	$639,577	$639,577	$-	$-
Forwards	789,082	-	789,082	-

Total liabilities	$1,428,659	$639,577	$789,082	$-

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Per Unit Performance (for a unit outstanding throughout the year): *

Net realized and unrealized gains (losses)	$(2.42)	$1.42	$(2.96)
Net investment loss	(0.95)	(1.14)	(1.43)

Net increase (decrease) for the year	(3.37)	0.28	(4.39)
Net asset value per Unit, beginning of year	23.82	23.54	27.93

Net asset value per Unit, end of year	$20.45	$23.82	$23.54

	2018	2017	2016
Ratios to Average Limited Partners’ Capital:
Net investment loss **	(4.2)%	(5.0)%	(5.5)%

Operating expenses before incentive fees	5.5%	5.7%	5.7%
Incentive fees	- %	- %	- %

Operating expenses after incentive fees	5.5%	5.7%	5.7%

Total return:
Total return before incentive fees	(14.1)%	1.2%	(15.7)%
Incentive fees	- %	- %	- %

Total return after incentive fees	(14.1)%	1.2%	(15.7)%

*

Net investment loss per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the year. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership.

8.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than disclosed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective February 1, 2019, the monthly management fee paid by the Partnership to Graham was reduced to 1/12 of 1.35% (1.35% annual rate) of the Partnership’s net assets allocated to Graham on the first day of each month. Also effective February 1, 2019, the incentive paid by the Partnership to Graham was changed from monthly to annually and reduced to 18% of trading profits.

Effective March 6, 2019, Maureen O’Toole resigned as a director of the General Partner.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2018 and 2017 are summarized below:

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018

Total investment income	$134,271	$127,287	$129,661	$126,552
Total expenses	(482,685)	(516,891)	(564,332)	(632,632)
Total trading results	(3,799,498)	1,606,415	(899,778)	(927,648)

Net income (loss)	$(4,147,912)	$1,216,811	$(1,334,449)	$(1,433,728)

Net income (loss) per Unit	$(2.55)	$0.73	$(0.75)	$(0.80)

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Total investment income	$103,678	$90,931	$80,162	$60,882
Total expenses	(654,431)	(687,751)	(750,480)	(830,553)
Total trading results	5,385,599	(404,021)	(1,522,800)	(669,822)

Net income (loss)	$4,834,846	$(1,000,841)	$(2,193,118)	$(1,439,493)

Net income (loss) per Unit	$2.31	$(0.47)	$(0.97)	$(0.59)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in “Item 8. Financial Statements and Supplementary Data.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective February 1, 2019, the monthly management fee paid by the Partnership to Graham was reduced to 1/12 of 1.35% (1.35% annual rate) of the Partnership’s net assets allocated to Graham on the first day of each month. Also effective February 1, 2019, the incentive paid by the Partnership to Graham was changed from monthly to annually and reduced to 18% of trading profits.

Effective March 6, 2019, Maureen O’Toole resigned as a director of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Maureen O’Toole (Director), Feta Zabeli (Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

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

Patrick T. Egan, age 50, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President of the General Partner and Chairman of the Board of Directors. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 47, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 61, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

Feta Zabeli, age 59, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. From May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2015 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 51, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 60 has been a director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners – At February 28, 2019, there were no persons known to be beneficial owners of more than 5% of the Units.

(b)

Security Ownership of Management – Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2018:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Units	General Partner	20,066.995	1.3%

(c)	Changes in Control – None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

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

Item 14. Principal Accountant Fees and Services.

Ceres, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Ceres through the General Partner fee it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2018.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“E&Y”) for the years ended December 31, 2018 and 2017 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2018: $67,000

2017: $67,000

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay E&Y any amounts in 2018 and 2017 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not applicable.

(6) Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Listing of Financial Statements

-	Report of Ernst & Young LLP, independent registered public accounting firm.

-	Statements of Financial Condition as of December 31, 2018 and 2017.

-	Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016.

-	Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016.

-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2018 is not deemed to be filed with this report.

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
Date: March 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Matthew R. Graver
Patrick T. Egan	Feta Zabeli	Matthew R. Graver
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 26, 2019	Date: March 26, 2019	Date: March 26, 2019

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross	Etsuko Jennings
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 26, 2019

Date: March 26, 2019

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.