Form 10-Q
period 2019-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2019-05-09
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes    No X

As of April 30, 2019, 1,433,327.900 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Financial Condition

	March 31, 2019 (Unaudited)	December 31, 2018
Assets:
Equity in trading account:
Unrestricted cash	$22,169,285	$26,651,080
Restricted cash	7,130,317	5,568,405
Net unrealized appreciation on open futures contracts	2,334,988	334,203

Total equity in trading account	31,634,590	32,553,688

Interest receivable	40,635	43,388

Total assets	$31,675,225	$32,597,076

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$170,830	$9,070
Accrued expenses:
Ongoing placement agent fees	49,475	55,831
General Partner fees	49,475	55,831
Management fees	29,610	40,159
Redemptions payable to Limited Partners	454,141	438,118

Total liabilities	753,531	599,009

Partners’ Capital:
General Partner, 20,066.995 Units outstanding at March 31, 2019 and December 31, 2018	418,206	410,340
Limited Partners, 1,463,616.178 and 1,544,696.436 Units outstanding at March 31, 2019 and December 31, 2018, respectively	30,503,488	31,587,727

Total partners’ capital (net asset value)	30,921,694	31,998,067

Total liabilities and partners’ capital	$31,675,225	$32,597,076

Net asset value per Unit	$20.84	$20.45

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

March 31, 2019

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	71	$(40,622)	(0.13)%
Equity	321	342,226	1.11
Currencies	129	(28,953)	(0.09)
Interest rates	1,567	1,650,127	5.33

Total futures contracts purchased		1,922,778	6.22

Futures Contracts Sold
Commodity	695	428,073	1.38
Equity	28	(22,008)	(0.07)
Currencies	226	13,871	0.04
Interest rates	57	(7,726)	(0.02)

Total futures contracts sold		412,210	1.33

Net unrealized appreciation on open futures contracts		$2,334,988	7.55%

Unrealized Appreciation on Open Forward Contracts
Commodity	80	$222,681	0.72%
Currencies	$23,121,922	128,214	0.41

Total unrealized appreciation on open forward contracts		350,895	1.13

Unrealized Depreciation on Open Forward Contracts
Commodity	152	(333,524)	(1.08)
Currencies	$31,376,393	(188,201)	(0.61)

Total unrealized depreciation on open forward contracts		(521,725)	(1.69)

Net unrealized depreciation on open forward contracts		$(170,830)	(0.56)%

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income:
Interest income	$128,719	$126,552

Expenses:
General Partner fees	152,382	231,854
Ongoing placement agent fees	152,382	231,854
Management fees	97,269	168,924

Total expenses	402,033	632,632

Net investment loss	(273,314)	(506,080)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,017,444)	1,070,293
Net change in unrealized gains (losses) on open contracts	1,828,247	(1,997,941)

Total trading results	810,803	(927,648)

Net income (loss)	$537,489	$(1,433,728)

Net income (loss) per Unit*	$0.39	$(0.80)

Weighted average number of Units outstanding	1,532,889.131	1,912,889.193

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2018	1,564,763.431	$31,587,727	$410,340	$31,998,067
Redemptions - Limited Partners	(81,080.258)	(1,613,862)	-	(1,613,862)
Net income (loss)	-	529,623	7,866	537,489

Partners’ Capital, March 31, 2019	1,483,683.173	$30,503,488	$418,206	$30,921,694

Partners’ Capital, December 31, 2017	1,951,695.614	$45,880,815	$617,398	$46,498,213
Redemptions - General Partner	(5,847.953)	-	(149,883)	(149,883)
Redemptions - Limited Partners	(86,444.252)	(2,105,064)	-	(2,105,064)
Net income (loss)	-	(1,428,205)	(5,523)	(1,433,728)

Partners’ Capital, March 31, 2018	1,859,403.409	$42,347,546	$461,992	$42,809,538

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. Ceres is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of March 31, 2019, all trading decisions were made for the Partnership by EMC Capital Management, Inc. (“EMC”) and Graham Capital Management, L.P. (“Graham”) (each a “Trading Advisor” and, collectively, the “Trading Advisors”).

During the reporting periods ended March 31, 2019 and 2018, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership deposited a portion of its cash in a non-trading account at JPMorgan Chase Bank N.A.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2019, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2019 and 2018, the Partnership carried no debt and all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2019 and December 31, 2018, the amount of cash held for margin requirements was $7,130,317 and $5,568,405, respectively. Restricted and unrestricted cash includes cash denominated in foreign currencies of $138,390 (cost of $143,742) and $196,753 (cost of $191,327) as of March 31, 2019 and December 31, 2018, respectively.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
	2019	2018
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$0.57	$(0.54)
Net investment loss	(0.18)	(0.26)

Net increase (decrease) for the period	0.39	(0.80)
Net asset value per Unit, beginning of period	20.45	23.82

Net asset value per Unit, end of period	$20.84	$23.02

	For the Three Months Ended March 31,
	2019	2018
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.6) %	(4.5) %

Operating expenses before incentive fees	5.3%	5.6%
Incentive fees	- %	- %

Total expenses	5.3%	5.6%

Total return:
Total return before incentive fees	1.9%	(3.4) %
Incentive fees	- %	- %

Total return after incentive fees	1.9%	(3.4) %

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2019 and 2018 were 2,726 and 3,450, respectively. The monthly average number of metal forward contracts traded during the three months ended March 31, 2019 and 2018 were 386 and 425, respectively. The monthly average notional value of currency forward contracts traded during the three months ended March 31, 2019 and 2018 were $74,118,889 and $132,746,615, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2019 and December 31, 2018, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*
March 31, 2019						Net Amount
Assets
Futures	$2,701,323	$(366,335)	$2,334,988	$-	$-	$2,334,988
Forwards	350,895	(350,895)	-	-	-	-

Total assets	$3,052,218	$(717,230)	$2,334,988	$-	$-	$2,334,988

Liabilities
Futures	$(366,335)	$366,335	$-	$-	$-	$-
Forwards	(521,725)	350,895	(170,830)	-	170,830	-

Total liabilities	$(888,060)	$717,230	$(170,830)	$-	$170,830	$-

Net fair value						$2,334,988	*

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2018				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$1,456,716	$(1,122,513)	$334,203	$-	$-	$334,203
Forwards	623,038	(623,038)	-	-	-	-

Total assets	$2,079,754	$(1,745,551)	$334,203	$-	$-	$334,203

Liabilities
Futures	$(1,122,513)	$1,122,513	$-	$-	$-	$-
Forwards	(632,108)	623,038	(9,070)	-	9,070	-

Total liabilities	$(1,754,621)	$1,745,551	$(9,070)	$-	$9,070	$-

Net fair value						$334,203	*

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2019 and December 31, 2018, respectively.

	March 31, 2019
Assets
Futures Contracts
Commodity	$514,664
Equity	413,039
Currencies	89,903
Interest rates	1,683,717

Total unrealized appreciation on open futures contracts	2,701,323

Liabilities
Futures Contracts
Commodity	(127,213)
Equity	(92,821)
Currencies	(104,985)
Interest rates	(41,316)

Total unrealized depreciation on open futures contracts	(366,335)

Net unrealized appreciation on open futures contracts	$2,334,988	*

Assets
Forward Contracts
Commodity	$222,681
Currencies	128,214

Total unrealized appreciation on open forward contracts	350,895

Liabilities
Forward Contracts
Commodity	(333,524)
Currencies	(188,201)

Total unrealized depreciation on open forward contracts	(521,725)

Net unrealized depreciation on open forward contracts	$(170,830)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
Sector	2019		2018
Commodity	$(1,273,095)		$(612,382)
Equity	582,351		2,601
Currencies	(420,821)		802
Interest rates	1,922,368		(318,669)

Total	$810,803	***	$(927,648)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2019 and December 31, 2018 and for the periods ended March 31, 2019 and 2018, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,701,323	$2,701,323	$-	$-
Forwards	350,895	-	350,895	-

Total assets	$3,052,218	$2,701,323	$350,895	$-

Liabilities
Futures	$366,335	$366,335	$-	$-
Forwards	521,725	-	521,725	-

Total liabilities	$888,060	$366,335	$521,725	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,456,716	$1,456,716	$-	$-
Forwards	623,038	-	623,038	-

Total assets	$2,079,754	$1,456,716	$623,038	$-

Liabilities
Futures	$1,122,513	$1,122,513	$-	$-
Forwards	632,108	-	632,108	-

Total liabilities	$1,754,621	$1,122,513	$632,108	$-

7.	Subsequent Events:

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are (i) its equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter 2019.

The Partnership’s investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating their futures or option contracts and result in restrictions on redemptions.

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

Other than the risks inherent in Futures Interests trading and U.S. Treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the funds’ liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2019, the Partnership capital decreased 3.4% from $31,998,067 to $30,921,694. This decrease was attributable to redemptions of 81,080.258 limited partner Units totaling $1,613,862 coupled with a net income of $537,489. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses. The General Partner estimates that, at any given time, approximately 24.5% to 42.1% of the Partnership’s contracts are traded over-the-counter.

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

The General Partner is not aware of any material changes to the trading programs discussed above for the fiscal quarter ended March 31, 2019.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ended March 31, 2019 and December 31, 2018, respectively.

		March 31, 2019		December 31, 2018
		(percentage of		(percentage of
Trading Advisor	March 31, 2019	Partners’ Capital)	December 31, 2018	Partners’ Capital)

Graham	$17,481,426	56.53%	$18,123,338	56.57%
EMC	$13,440,268	43.47%	$13,874,729	43.43%

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2019, and a general discussion of its trading activities during the period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s first quarter of 2019, the net asset value per Unit increased 1.9% from $20.45 to $20.84 as compared to a decrease of 3.4% in the first quarter of 2018. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2019 of $810,803. Gains were primarily attributable to the Partnership’s trading of Futures Interests in equity and interest rate and were partially offset by losses in commodity and currencies. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2018 of $927,648. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity and interest rates sectors and were partially offset by gains in the equity and currencies.

During the first quarter, the most notable gains were achieved during March from long positions in European fixed income futures as prices rallied amid continued uncertainty surrounding the UK’s exit from the European Union. Additional gains in the global fixed income sector were experienced during January from long futures positions in German bonds. Gains within the global stock index sector were recorded during February and March as investor demand for risk assets buoyed stock prices. The Partnership’s overall trading gains for the quarter were partially offset by trading losses incurred during January and February within the energy sector from short positions in crude oil futures as global oil prices moved higher. Within the metals sector, losses were incurred during January from short positions in copper, nickel, aluminum, and zinc futures as industrial metals prices rebounded on signs of a potential resolution to the U.S. versus China trade battles. Additional losses were incurred within the currency sector during January from short positions in the Canadian dollar, British pound, and Australian dollar versus the U.S. dollar as the prolonged partial shutdown of the U.S. Federal government pulled the U.S. dollar lower. In the agricultural markets, losses were incurred during January from short positions in soybeans and sugar futures as a weaker U.S. dollar and tightening global commodity supplies pushed prices higher. Additional losses were incurred within the agricultural sector during March from positions in cotton and cattle futures.

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

The Partnership accounts for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and each fund’s open positions is directly reflected in the Partnership’s earnings and cash flow.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended March 31, 2019 and for the twelve months ended December 31, 2018. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of March 31, 2019, the Partnership’s total capitalization was $30,921,694.

March 31, 2019

			Three Months Ended March 31, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$1,682,965	5.44%	$1,765,253	$1,112,181	$1,526,675
Equity	1,485,182	4.80	1,541,529	283,818	1,072,130
Currencies	2,239,219	7.24	2,593,424	2,031,031	2,255,453
Interest rates	1,286,100	4.16	1,446,881	274,993	1,138,409

Total	$6,693,466	21.64%

*Average of daily Value at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (CBOE) and the CBOE Futures Exchange, LLC (CFE) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on July 12, 2016 and June 28, 2016, respectively, without any findings of fraud. Pursuant to the settlements, MS&Co. was required to pay a $750,000 penalty to the CBOE (for which MS&Co. and an individual were jointly and severally liable) and a $400,000 penalty to the CFE (for which MS&Co. and an individual were jointly and severally liable) and $152,664 in disgorgement.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. dollars in cleared swap segregated accounts in the United States to meet all U.S. dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under

Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $36 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $36 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	36,334.419	$ 19.46	N/A	N/A
February 1, 2019 - February 28, 2019	22,954.063	$ 19.72	N/A	N/A
March 1, 2019 - March 31, 2019	21,791.776	$ 20.84	N/A	N/A
	81,080.258	$ 19.90

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

Date: May 9, 2019
By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)
Date: May 9, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.