Form 10-Q
period 2019-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2019-08-08
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(855) 672-4468

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes    No X

As of July 31, 2019, 1,347,327.817 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Financial Condition

	June 30, 2019 (Unaudited)	December 31, 2018
Assets:
Equity in trading account:
Unrestricted cash	$23,732,035	$26,651,080
Restricted cash	6,134,635	5,568,405
Net unrealized appreciation on open futures contracts	1,582,446	334,203

Total equity in trading account	31,449,116	32,553,688

Interest receivable	37,510	43,388

Total assets	$31,486,626	$32,597,076

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$221,799	$9,070
Accrued expenses:
Ongoing placement agent fees	50,867	55,831
General Partner fees	50,867	55,831
Management fees	30,330	40,159
Redemptions payable to General Partner	18,000	—
Redemptions payable to Limited Partners	490,178	438,118

Total liabilities	862,041	599,009

Partners’ Capital:
General Partner, 14,657.688 and 20,066.995 Units outstanding at June 30, 2019 and December 31, 2018	321,687	410,340
Limited Partners, 1,380,744.569 and 1,544,696.436 Units outstanding at June 30, 2019 and December 31, 2018, respectively	30,302,898	31,587,727

Total partners’ capital (net asset value)	30,624,585	31,998,067

Total liabilities and partners’ capital	$31,486,626	$32,597,076

Net asset value per Unit	$21.95	$20.45

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

June 30, 2019

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	65	$200,304	0.65%
Equity	301	106,621	0.35
Currencies	81	5,719	0.02
Interest rates	1,521	1,491,340	4.87

Total futures contracts purchased		1,803,984	5.89

Futures Contracts Sold
Commodity	342	(86,619)	(0.28)
Equity	40	(49,713)	(0.16)
Currencies	132	(84,648)	(0.28)
Interest rates	14	(558)	(0.00) *

Total futures contracts sold		(221,538)	(0.72)

Net unrealized appreciation on open futures contracts		$1,582,446	5.17%

Unrealized Appreciation on Open Forward Contracts
Commodity	113	$224,472	0.73%
Currencies	$17,597,636	48,792	0.16

Total unrealized appreciation on open forward contracts		273,264	0.89

Unrealized Depreciation on Open Forward Contracts
Commodity	83	(188,008)	(0.61)
Currencies	$37,638,724	(307,055)	(1.00)

Total unrealized depreciation on open forward contracts		(495,063)	(1.61)

Net unrealized depreciation on open forward contracts		$(221,799)	(0.72)%

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$123,955	$129,661	$252,674	$256,213

Expenses:
General Partner fees	155,023	207,091	307,405	438,945
Ongoing placement agent fees	155,023	207,091	307,405	438,945
Management fees	92,748	150,150	190,017	319,074

Total expenses	402,794	564,332	804,827	1,196,964

Net investment loss	(278,839)	(434,671)	(552,153)	(940,751)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,689,590	(1,181,190)	1,672,146	(110,897)
Net change in unrealized gains (losses) on open contracts	(788,683)	281,412	1,039,564	(1,716,529)

Total trading results	1,900,907	(899,778)	2,711,710	(1,827,426)

Net income (loss)	$1,622,068	$(1,334,449)	$2,159,557	$(2,768,177)

Net income (loss) per Unit*	$1.11	$(0.75)	$1.50	$(1.55)

Weighted average number of Units outstanding	1,450,347.558	1,808,104.554	1,491,618.345	1,860,496.874

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total

Partners’ Capital, December 31, 2017	1,951,695.614	$45,880,815	$617,398	$46,498,213
Redemptions - General Partner	(5,847.953)	-	(149,883)	(149,883)
Redemptions - Limited Partners	(221,961.479)	(5,181,172)	-	(5,181,172)
Net income (loss)	-	(2,747,634)	(20,543)	(2,768,177)

Partners’ Capital, June 30, 2018	1,723,886.182	$37,952,009	$446,972	$38,398,981

Partners’ Capital, March 31, 2018	1,859,403.409	$42,347,546	$461,992	$42,809,538
Redemptions - Limited Partners	(135,517.227)	(3,076,108)	-	(3,076,108)
Net income (loss)	-	(1,319,429)	(15,020)	(1,334,449)

Partners’ Capital, June 30, 2018	1,723,886.182	$37,952,009	$446,972	$38,398,981

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2018	1,564,763.431	$31,587,727	$410,340	$31,998,067
Redemptions - General Partner	(5,409.307)	-	(118,000)	(118,000)
Redemptions - Limited Partners	(163,951.867)	(3,415,039)	-	(3,415,039)
Net income (loss)	-	2,130,210	29,347	2,159,557

Partners’ Capital, June 30, 2019	1,395,402.257	$30,302,898	$321,687	$30,624,585

Partners’ Capital, March 31, 2019	1,483,683.173	$30,503,488	$418,206	$30,921,694
Redemptions - General Partner	(5,409.307)	-	(118,000)	(118,000)
Redemptions - Limited Partners	(82,871.609)	(1,801,177)	-	(1,801,177)
Net income (loss)	-	1,600,587	21,481	1,622,068

Partners’ Capital, June 30, 2019	1,395,402.257	$30,302,898	$321,687	$30,624,585

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Morgan Stanley Smith Barney Spectrum Select L.P. (the “Partnership”) is a Delaware limited partnership organized in 1991 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership commenced trading operations on August 1, 1991. Prior to December 31, 2018, the Partnership was one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Strategic L.P. (prior to its termination on December 31, 2018), and prior to December 31, 2017, Ceres Tactical Global L.P. (formerly Ceres Tactical Currency L.P.) and Morgan Stanley Smith Barney Spectrum Technical L.P.

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

As of June 30, 2019, all trading decisions were made for the Partnership by EMC Capital Management, Inc. (“EMC”) and Graham Capital Management, L.P. (“Graham”) (each, a “Trading Advisor” and, collectively, the “Trading Advisors”).

During the reporting periods ended June 30, 2019 and 2018, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. During prior periods included in this report, the Partnership deposited a portion of its cash in a non-trading account at JPMorgan Chase Bank N.A.

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

The financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2019, the results of its operations for the three and six months ended June 30, 2019 and 2018 and the changes in partners’ capital for the three and six months ended June 30, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2019 and 2018, the Partnership carried no debt and all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $6,134,635 and $5,568,405, respectively. Restricted and unrestricted cash includes cash denominated in foreign currencies of $736,032 (cost of $726,556) and $196,753 (cost of $191,327) as of June 30, 2019 and December 31, 2018, respectively.

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

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$1.30	$(0.51)	$1.87	$(1.05)
Net investment loss	(0.19)	(0.24)	(0.37)	(0.50)

Net increase (decrease) for the period	1.11	(0.75)	1.50	(1.55)
Net asset value per Unit, beginning of period	20.84	23.02	20.45	23.82

Net asset value per Unit, end of period	$21.95	$22.27	$21.95	$22.27

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.6)%	(4.3)%	(3.6)%	(4.4)%

Operating expenses before incentive fees	5.2%	5.6%	5.3%	5.6%
Incentive fees	-%	-%	-%	-%

Total expenses	5.2%	5.6%	5.3%	5.6%

Total return:
Total return before incentive fees	5.3%	(3.3)%	7.3%	(6.5)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	5.3%	(3.3)%	7.3%	(6.5)%

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

The Partnership’s objective is to profit from speculative trading in Futures Interests. Therefore, each Trading Advisor for the Partnership will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategies. As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures.

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2019 and 2018 were 3,078 and 2,967, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2019 and 2018 were 2,902, and 3,209. The monthly average number of metal forward contracts traded during the three months ended June 30, 2019 and 2018 were 354 and 415, respectively. The monthly average number of metal forward contracts traded during the six months ended June 30, 2019 and 2018 were 370 and 420, respectively. The monthly average notional value of currency forward contracts traded during the three months ended June 30, 2019 and 2018 were $87,358,805 and $89,299,031, respectively. The monthly average notional value of currency forward contracts traded during the six months ended June 30, 2019 and 2018 were $80,738,847 and $111,022,823, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2019 and December 31, 2018, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
June 30, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$2,035,075	$(452,629)	$1,582,446	$-	$-	$1,582,446
Forwards	273,264	(273,264)	-	-	-	-

Total assets	$2,308,339	$(725,893)	$1,582,446	$-	$-	$1,582,446

Liabilities
Futures	$(452,629)	$452,629	$-	$-	$-	$-
Forwards	(495,063)	273,264	(221,799)	-	221,799	-

Total liabilities	$(947,692)	$725,893	$(221,799)	$-	$221,799	$-

Net fair value						$1,582,446	*

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
December 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$1,456,716	$(1,122,513)	$334,203	$-	$-	$334,203
Forwards	623,038	(623,038)	-	-	-	-

Total assets	$2,079,754	$(1,745,551)	$334,203	$-	$-	$334,203

Liabilities
Futures	$(1,122,513)	$1,122,513	$-	$-	$-	$-
Forwards	(632,108)	623,038	(9,070)	-	9,070	-

Total liabilities	$(1,754,621)	$1,745,551	$(9,070)	$-	$9,070	$-

Net fair value						$334,203	*

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019
Assets
Futures Contracts
Commodity	$370,058
Equity	150,635
Currencies	17,097
Interest rates	1,497,285

Total unrealized appreciation on open futures contracts	2,035,075

Liabilities
Futures Contracts
Commodity	(256,373)
Equity	(93,727)
Currencies	(96,026)
Interest rates	(6,503)

Total unrealized depreciation on open futures contracts	(452,629)

Net unrealized appreciation on open futures contracts	$1,582,446	*

Assets
Forward Contracts
Commodity	$224,472
Currencies	48,792

Total unrealized appreciation on open forward contracts	273,264

Liabilities
Forward Contracts
Commodity	(188,008)
Currencies	(307,055)

Total unrealized depreciation on open forward contracts	(495,063)

Net unrealized depreciation on open forward contracts	$(221,799)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2019		2018		2019		2018

Commodity	$(565,232)		$(225,973)		$(1,838,327)		$(838,355)
Equity	120,114		(121,211)		702,465		(118,610)
Currencies	(465,769)		(682,457)		(886,590)		(681,655)
Interest rates	2,811,794		129,863		4,734,162		(188,806)

Total	$1,900,907	***	$(899,778)	***	$2,711,710	***	$(1,827,426)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2019 and December 31, 2018 and for the periods ended June 30, 2019 and 2018, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,035,075	$2,035,075	$-	$-
Forwards	273,264	-	273,264	-

Total assets	$2,308,339	$2,035,075	$273,264	$-

Liabilities
Futures	$452,629	$452,629	$-	$-
Forwards	495,063	-	495,063	-

Total liabilities	$947,692	$452,629	$495,063	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,456,716	$1,456,716	$-	$-
Forwards	623,038	-	623,038	-

Total assets	$2,079,754	$1,456,716	$623,038	$-

Liabilities
Futures	$1,122,513	$1,122,513	$-	$-
Forwards	632,108	-	632,108	-

Total liabilities	$1,754,621	$1,122,513	$632,108	$-

7.	Subsequent Events:

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are (i) its equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2019.

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

For the six months ended June 30, 2019, the Partnership capital decreased 4.3% from $31,998,067 to $30,624,585. This decrease was attributable to redemptions of 163,951.867 limited partner Units totaling $3,415,039 and redemptions of 5,409.307 General Partner Units totaling $118,000, coupled with a net income of $2,159,557. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses. The General Partner estimates that, at any given time, approximately 17.3% to 50.0% of the Partnership’s contracts are traded over-the-counter.

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

The General Partner is not aware of any material changes to the trading programs discussed above for the fiscal quarter ended June 30, 2019.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ended June 30, 2019 and March 31, 2019, respectively.

Trading Advisor	June 30, 2019	June 30, 2019 (percentage of Partners’ Capital)	March 31, 2019	March 31, 2019 (percentage of Partners’ Capital)

Graham	$ 17,180,381	56.10%	$ 17,481,426	56.53%
EMC	$ 13,444,204	43.90%	$ 13,440,268	43.47%

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2019, and a general discussion of its trading activities during the period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s second quarter of 2019, the net asset value per Unit increased 5.3% from $20.84 to $21.95 as compared to a decrease of 3.3% in the second quarter of 2018. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2019 of $1,900,907. Gains were primarily attributable to the Partnership’s trading of Futures Interests in equity and interest rates and were partially offset by losses in commodity and currencies. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2018 of $899,778. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity and currencies and were partially offset by gains in the interest rates.

The most notable gains were recorded during May and June from long positions in non-U.S. and U.S. fixed income futures as prices rose amid safe-haven demand and increased speculation that the U.S. Federal Reserve will cut interest rates. Within the global stock indices, gains were recorded during April and June from long European equity index futures positions as prices increased on signs that major central banks are prepared to provide new stimulus to slowing economies. Smaller gains were experienced in the metals sector during April and May from short positions in aluminum and copper futures as prices moved lower. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector primarily during May from long positions in Brent crude oil and refined oil products as prices reversed lower on an outlook for weakening fuel demand. Within the currency markets, losses were incurred during June from short positions in the Canadian dollar and euro versus the U.S. dollar following calls for the Fed to weaken the dollar to boost the U.S. economy. Further losses in the currencies were experienced during May from positions in the Japanese yen and Mexican peso. Within the agricultural complex, losses were incurred during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections.

During the Partnership’s six months ended June 30, 2019, the net asset value per Unit increased 7.3% from $20.45 to $21.95 as compared to a decrease of 6.5% for the six months ended June 30, 2018. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2019 of $2,711,710. Gains were primarily attributable to the Partnership’s trading of Futures Interests in equity and interest rate and were partially offset by losses in commodity and currencies. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2018 of $1,827,426. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the commodity, equity, currencies and interest rate sectors.

The most significant gains were achieve within the global interest rates during January, March, May, and June from long positions in non-U.S. and U.S. fixed income futures as prices rose as global economic concerns pushed central banks to looser monetary policy globally. Within the global stock index markets, gains were primarily recorded during February through April, as well as in June, from long positions in U.S., European, and Asian equity index futures as positive consumer sentiment and the promise of dovish monetary policy pushed stock prices higher. A portion of the Partnership’s gains for the first six months of the year was offset by trading losses within the energy sector during January and February from short positions in crude oil futures as global oil prices moved higher. Additional losses were incurred during May in the energy sector from futures positions in gas oil and gasoline. Within the currency markets, losses were incurred during June from short positions in the British pound versus the U.S. dollar following calls for the Fed to weaken the dollar to boost the U.S. economy. Further losses in the currencies were experienced during January from positions in the Canadian dollar. Within the metals sector, losses were incurred during January from short positions in copper futures as industrial metals prices rebounded on signs of a potential resolution to the U.S. versus China trade battles. Smaller losses were incurred in the metals during June from short futures positions in industrial metals as prices benefited from weakness in the U.S. dollar and optimism over a Trump-Xi trade meeting during the G-20 summit. Within the agricultural complex, losses were incurred during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risks involved in commodity trading, but also the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Trading Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Trading Advisors are able to identify them, the Partnership expect to increase capital through operations.

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership, as applicable. Interest income for the three and six months ended June 30, 2019 decreased by $5,706 and $3,539, respectively, as compared to the corresponding periods in 2018. The decrease in interest income was primarily due to lower average daily equity during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the first day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and six months ended June 30, 2019 decreased by $52,068 and $131,540, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2019 decreased by $52,068 and $131,540, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2019 decreased by $57,402 and $129,057, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the new trading profits generated by each Trading Advisor at the end of the month or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Trading Advisor. Trading performance for the three and six months ended June 30, 2019 and 2018 did not result in incentive fees. To the extent a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Trading Advisors, the General Partner considers, among other factors, each Trading Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Trading Advisors and may allocate assets to additional advisors at any time.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended June 30, 2019 and for the twelve months ended December 31, 2018. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk, non trading risk and risk management information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of June 30, 2019, the Partnership’s total capitalization was $30,624,585.

June 30, 2019

			Three Months Ended June 30, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$1,216,641	3.97%	$2,313,241	$737,064	$1,692,497
Equity	1,467,690	4.79	2,061,174	120,372	1,566,713
Currencies	2,046,137	6.68	2,327,236	1,802,811	2,072,562
Interest rates	1,367,881	4.47	1,512,813	578,290	1,362,464

Total	$6,098,349	19.91%

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

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President (the General Partner’s principal executive officer) and Chief Financial Officer (“CFO”) (the General Partner’s principal executive officer) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934 as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co,’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint.

Settled Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raised claims under the Washington State Securities Act and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and sought, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserted claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and sought, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Firm, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff was approximately $634 million. The complaint alleged causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Item 1A.   Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as updated by Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	30,288.278	$ 21.79	N/A	N/A
May 1, 2019 - May 31, 2019	30,251.766	$ 21.52	N/A	N/A
June 1, 2019 - June 30, 2019	22,331.565	$ 21.95	N/A	N/A
	82,871.609	$ 21.73

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

Date: August 8, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date: August 8, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.