Form 10-Q
period 2019-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2019-11-07
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes     No X

As of October 31, 2019, 1,290,612.479 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Financial Condition

	September 30, 2019 (Unaudited)	December 31, 2018
Assets:
Equity in trading account:
Unrestricted cash	$25,744,156	$26,651,080
Restricted cash	6,133,403	5,568,405
Net unrealized appreciation on open futures contracts	-	334,203
Net unrealized appreciation on open forward contracts	189,187	-

Total equity in trading account	32,066,746	32,553,688

Interest receivable	34,859	43,388

Total assets	$32,101,605	$32,597,076

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$154,868	$-
Net unrealized depreciation on open forward contracts	-	9,070
Accrued expenses:
Ongoing placement agent fees	55,921	55,831
General Partner fees	55,921	55,831
Management fees	33,430	40,159
Redemptions payable to General Partner	-	-
Redemptions payable to Limited Partners	575,731	438,118

Total liabilities	875,871	599,009

Partners’ Capital:
General Partner, 14,657.688 and 20,066.995 Units outstanding at September 30, 2019 and December 31, 2018	347,398	410,340
Limited Partners, 1,302,830.892 and 1,544,696.436 Units outstanding at September 30, 2019 and December 31, 2018, respectively	30,878,336	31,587,727

Total partners’ capital (net asset value)	31,225,734	31,998,067

Total liabilities and partners’ capital	$32,101,605	$32,597,076

Net asset value per Unit	$23.70	$20.45

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

September 30, 2019

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	124	$(129,929)	(0.42)%
Equity	398	(39,172)	(0.13)
Currencies	78	49,038	0.16
Interest rates	640	(244,604)	(0.78)

Total futures contracts purchased		(364,667)	(1.17)

Futures Contracts Sold
Commodity	285	5,662	0.02
Equity	6	5,211	0.02
Currencies	184	200,818	0.64
Interest rates	113	(1,892)	(0.01)

Total futures contracts sold		209,799	0.67

Net unrealized depreciation on open futures contracts		$(154,868)	(0.50)%

Unrealized Appreciation on Open Forward Contracts
Commodity	113	$248,478	0.80%
Currencies	$44,701,488	317,429	1.02

Total unrealized appreciation on open forward contracts		565,907	1.82

Unrealized Depreciation on Open Forward Contracts
Commodity	104	(240,755)	(0.77)
Currencies	$20,707,232	(135,965)	(0.44)

Total unrealized depreciation on open forward contracts		(376,720)	(1.21)

Net unrealized appreciation on open forward contracts		$189,187	0.61%

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$116,105	$127,287	$368,779	$383,500

Expenses:
General Partner fees	158,864	189,544	466,269	628,489
Ongoing placement agent fees	158,864	189,544	466,269	628,489
Management fees	95,018	137,803	285,035	456,877

Total expenses	412,746	516,891	1,217,573	1,713,855

Net investment loss	(296,641)	(389,604)	(848,794)	(1,330,355)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	4,085,972	(283,817)	5,758,118	(394,714)
Net change in unrealized gains (losses) on open contracts	(1,343,230)	1,890,232	(303,666)	173,703

Total trading results	2,742,742	1,606,415	5,454,452	(221,011)

Net income (loss)	$2,446,101	$1,216,811	$4,605,658	$(1,551,366)

Net income (loss) per Unit*	$1.75	$0.73	$3.25	$(0.82)

Weighted average number of Units outstanding	1,366,389.598	1,696,958.937	1,449,875.429	1,805,984.228

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2017	1,951,695.614	$45,880,815	$617,398	$46,498,213
Redemptions - General Partner	(5,847.953)	-	(149,883)	(149,883)
Redemptions - Limited Partners	(299,626.331)	(6,934,109)	-	(6,934,109)
Net income (loss)	-	(1,545,376)	(5,990)	(1,551,366)

Partners’ Capital, September 30, 2018	1,646,221.330	$37,401,330	$461,525	$37,862,855

Partners’ Capital, June 30, 2018	1,723,886.182	$37,952,009	$446,972	$38,398,981
Redemptions - General Partner	-	-	-	-
Redemptions - Limited Partners	(77,664.852)	(1,752,937)	-	(1,752,937)
Net income (loss)	-	1,202,258	14,553	1,216,811

Partners’ Capital, September 30, 2018	1,646,221.330	$37,401,330	$461,525	$37,862,855

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2018	1,564,763.431	$31,587,727	$410,340	$31,998,067
Redemptions - General Partner	(5,409.307)	-	(118,000)	(118,000)
Redemptions - Limited Partners	(241,865.544)	(5,259,991)	-	(5,259,991)
Net income (loss)	-	4,550,600	55,058	4,605,658

Partners’ Capital, September 30, 2019	1,317,488.580	$30,878,336	$347,398	$31,225,734

Partners’ Capital, June 30, 2019	1,395,402.257	$30,302,898	$321,687	$30,624,585
Redemptions - General Partner	-	-	-	-
Redemptions - Limited Partners	(77,913.677)	(1,844,952)	-	(1,844,952)
Net income (loss)	-	2,420,390	25,711	2,446,101

Partners’ Capital, September 30, 2019	1,317,488.580	$30,878,336	$347,398	$31,225,734

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

As of September 30, 2019, all trading decisions were made for the Partnership by EMC Capital Management, Inc. (“EMC”) and Graham Capital Management, L.P. (“Graham”) (each, a “Trading Advisor” and, collectively, the “Trading Advisors”).

During the reporting periods ended September 30, 2019 and 2018, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. During prior periods included in this report, the Partnership deposited a portion of its cash in a non-trading account at JPMorgan Chase Bank N.A.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee it receives from the Partnership, the ordinary administrative expenses of the Partnership including the expenses related to the engagement of the Administrator.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2019 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2019 and 2018, the Partnership carried no debt and all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $6,133,403 and $5,568,405, respectively. Restricted and unrestricted cash includes cash denominated in foreign currencies of $634,874 (cost of $642,300) and $196,753 (cost of $191,327) as of September 30, 2019 and December 31, 2018, respectively.

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

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$1.97	$0.95	$3.84	$(0.08)
Net investment loss	(0.22)	(0.22)	(0.59)	(0.74)

Net increase (decrease) for the period	1.75	0.73	3.25	(0.82)
Net asset value per Unit, beginning of period	21.95	22.27	20.45	23.82

Net asset value per Unit, end of period	$23.70	$23.00	$23.70	$23.00

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.6)%	(4.1)%	(3.6)%	(4.3)%

Operating expenses before incentive fees	5.2%	5.4%	5.2%	5.5%
Incentive fees	- %	- %	- %	- %

Operating expenses after incentive fees	5.2%	5.4%	5.2%	5.5%

Total return:
Total return before incentive fees	8.0%	3.3%	15.9%	(3.4)%
Incentive fees	- %	- %	- %	- %

Total return after incentive fees	8.0%	3.3%	15.9%	(3.4)%

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2019 and 2018 were 2,324 and 3,522, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2019 and 2018 were 2,709, and 3,313. The monthly average number of metal forward contracts traded during the three months ended September 30, 2019 and 2018 were 357 and 294, respectively. The monthly average number of metal forward contracts traded during the nine months ended September 30, 2019 and 2018 were 366 and 378, respectively. The monthly average notional value of currency forward contracts traded during the three months ended September 30, 2019 and 2018 were $79,085,575 and $77,621,980, respectively. The monthly average notional value of currency forward contracts traded during the nine months ended September 30, 2019 and 2018 were $80,187,756 and $99,889,209, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2019 and December 31, 2018, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2019	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$906,418	$(906,418)	$-	$-	$-	$-
Forwards	565,907	(376,720)	189,187	-	-	189,187

Total assets	$1,472,325	$(1,283,138)	$189,187	$-	$-	$189,187

Liabilities
Futures	$(1,061,286)	$906,418	$(154,868)	$-	$154,868	$-
Forwards	(376,720)	376,720	-	-	-	-

Total liabilities	$(1,438,006)	$1,283,138	$(154,868)	$-	$154,868	$-

Net fair value						$189,187	*

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2018	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$1,456,716	$(1,122,513)	$334,203	$-	$-	$334,203
Forwards	623,038	(623,038)	-	-	-	-

Total assets	$2,079,754	$(1,745,551)	$334,203	$-	$-	$334,203

Liabilities
Futures	$(1,122,513)	$1,122,513	$-	$-	$-	$-
Forwards	(632,108)	623,038	(9,070)	-	9,070	-

Total liabilities	$(1,754,621)	$1,745,551	$(9,070)	$-	$9,070	$-

Net fair value						$334,203	*

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019
Assets
Futures Contracts
Commodity	$282,992
Equity	232,183
Currencies	256,187
Interest rates	135,056

Total unrealized appreciation on open futures contracts	906,418

Liabilities
Futures Contracts
Commodity	(407,259)
Equity	(266,144)
Currencies	(6,331)
Interest rates	(381,552)

Total unrealized depreciation on open futures contracts	(1,061,286)

Net unrealized depreciation on open futures contracts	$(154,868)	*

Assets
Forward Contracts
Commodity	$248,478
Currencies	317,429

Total unrealized appreciation on open forward contracts	565,907

Liabilities
Forward Contracts
Commodity	(240,755)
Currencies	(135,965)

Total unrealized depreciation on open forward contracts	(376,720)

Net unrealized appreciation on open forward contracts	$189,187	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,				Nine Months Ended September 30,

Sector	2019		2018		2019		2018

Commodity	$(300,675)		$971,122		$(2,139,002)		$132,767
Equity	221,728		1,236,875		924,193		1,118,265
Currencies	1,457,461		(79,098)		570,871		(760,753)
Interest rates	1,364,228		(522,484)		6,098,390		(711,290)

Total	$2,742,742	***	$1,606,415	***	$5,454,452	***	$(221,011)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2019 and December 31, 2018 and for the periods ended September 30, 2019 and 2018, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$906,418	$906,418	$-	$-
Forwards	565,907	-	565,907	-

Total assets	$1,472,325	$906,418	$565,907	$-

Liabilities
Futures	$1,061,286	$1,061,286	$-	$-
Forwards	376,720	-	376,720	-

Total liabilities	$1,438,006	$1,061,286	$376,720	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,456,716	$1,456,716	$-	$-
Forwards	623,038	-	623,038	-

Total assets	$2,079,754	$1,456,716	$623,038	$-

Liabilities
Futures	$1,122,513	$1,122,513	$-	$-
Forwards	632,108	-	632,108	-

Total liabilities	$1,754,621	$1,122,513	$632,108	$-

7.	Subsequent Events:

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are (i) its equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2019.

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

For the nine months ended September 30, 2019, the Partnership capital decreased 2.4% from $31,998,067 to $31,225,734. This decrease was attributable to redemptions of 241,865.544 limited partner Units totaling $5,259,991 and redemptions of 5,409.307 General Partner Units totaling $118,000, coupled with a net income of $4,605,658. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses. The General Partner estimates that, at any given time, approximately 20.3% to 27.0% of the Partnership’s contracts are traded over-the-counter.

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

The General Partner is not aware of any material changes to the trading programs discussed above for the fiscal quarter ended September 30, 2019.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ended September 30, 2019 and June 30, 2019, respectively.

Trading Advisor	September 30, 2019	September 30, 2019 (percentage of Partners’ Capital)	June 30, 2019	June 30, 2019 (percentage of Partners’ Capital)

Graham	$17,450,351	56%	$17,180,381	56%
EMC	$13,775,383	44%	$13,444,204	44%

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2019, and a general discussion of its trading activities during the period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s third quarter of 2019, the net asset value per Unit increased 8.0% from $21.95 to $23.70 as compared to an increase of 3.3% in the third quarter of 2018. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2019 of $2,742,742. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, equity and interest rates and were partially offset by losses in commodity. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2018 of $1,606,415. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the commodity and equity sectors and were partially offset by losses in the currencies and interest rate sector.

The most notable gains were recorded within the currency sector during July from short positions in the British pound and euro versus the U.S. dollar as the relative value of the dollar appreciated as the U.S. economy outperformed the economies of other regions. Within the global interest rate markets, gains were experienced primarily during August from long positions in U.S., European, and Asian fixed income futures as prices benefited from mounting global growth concerns, escalating fears over a “hard” United Kingdom departure from the European Union, and ongoing uncertainty over the US-Chinese trade war. Within the metals sector, gains were recorded during August from positions in both precious and industrial metals. Additional gains were recorded within the global stock index sector during September from long positions in U.S. and European equity index futures on speculation central banks across the globe would issue stimulus measures to spur the sputtering global economy. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector primarily during August from long positions in crude oil and its refined products as prices moved lower due to fears for a global economic slowdown fueled by ongoing trade battles between the U.S and China. Further losses were experienced within the agricultural markets during September from short positions in the grains and soft commodities as an outlook for tightening global commodity supplies spurred prices higher.

During the Partnership’s nine months ended September 30, 2019, the net asset value per Unit increased 15.9% from $20.45 to $23.70 as compared to a decrease of 3.4% for the nine months ended September 30, 2018. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2019 of $5,454,452. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, equity and interest rates and were partially offset by losses in commodity. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2018 of $221,011. Losses were primarily attributable to the Partnership’s trading of Futures Interests in the currencies and interest rates sectors and were partially offset by gains in the commodity and equity sectors.

The most significant gains were achieve within the global interest rates during January, March, May, June, July, and August from long positions in non-U.S. and U.S. fixed income futures as prices rose as global economic concerns pushed central banks to looser monetary policy global. Within the global stock index markets, gains were primarily recorded throughout the first nine months of the year, with the exception of January, May and August, from long positions in European, U.S., and Asian equity index futures as positive consumer sentiment and the promise of dovish monetary policy pushed stock prices higher. In the currencies, gains were recorded during July from short positions in the British pound and euro versus the U.S. dollar as the relative value of the dollar appreciated as the U.S. economy outperformed the economies of other regions. Further gains in the currency sector were achieved during February, April, and August. A portion of the Partnership’s gains for the first nine months of the year was offset by trading losses within the energy sector during May and August from long positions in crude oil and its refined products as prices declined amid concern a weakening global economy would limit energy demand. Additional losses in the crude oil complex were experienced during January and February. Losses in the agriculturals were experienced during May from short positions in corn, wheat, and soybean futures as flooding in the Midwest threatened U.S. grain crops. Within the metals sector, losses were incurred during January from short positions in copper futures as industrial metals prices rebounded on signs of a potential resolution to the U.S. versus China trade battles. Additional losses were incurred in the metals during September from futures positions in both precious and industrial metals.

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

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership, as applicable. Interest income for the three and nine months ended September 30, 2019 decreased by $11,182 and $14,721, respectively, as compared to the corresponding periods in 2018. The decrease in interest income was primarily due to lower average daily equity during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the first day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and nine months ended September 30, 2019 decreased by $30,680 and $162,220, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2019 decreased by $30,680 and $162,220, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2019 decreased by $42,785 and $171,842, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the new trading profits generated by each Trading Advisor at the end of the month or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Trading Advisor. Trading performance for the three and nine months ended September 30, 2019 and 2018 did not result in incentive fees. To the extent a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended September 30, 2019 and for the twelve months ended December 31, 2018. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk, non-trading risk and risk management information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of September 30, 2019, the Partnership’s total capitalization was $31,225,734.

September 30, 2019

	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2019
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$1,373,683	4.40%	$2,009,036	$1,165,579	$1,513,765
Equity	2,092,348	6.70	2,117,466	1,135,102	1,483,388
Currencies	2,045,820	6.55	2,275,794	1,445,903	1,945,898
Interest rates	578,549	1.85	1,322,380	562,488	1,066,111

Total	$6,090,400	19.50%

* Average of daily Value at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating CFTC Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court in In re GSE Bonds Antitrust Litigation denied MS&Co.’s motion to dismiss. The case is set for trial in May 2020.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and sought, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Item 1A.     Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as updated by Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	33,416.752	$22.86	N/A	N/A
August 1, 2019 - August 31, 2019	20,204.473	$25.01	N/A	N/A
September 1, 2019 - September 30, 2019	24,292.452	$23.70	N/A	N/A
	77,913.677	$23.68

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

Date: November 7, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 7, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.