Form 10-K
period 2019-12-31
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2020-03-26
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes _    No X

Limited Partnership Units with an aggregate value of $30,302,898 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2020, 1,225,747.875 Limited Partnership Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(None)

PART I

Item 1.   Business.

(a) General Development of Business. Morgan Stanley Smith Barney Spectrum Select L.P. (the “Partnership”) is a Delaware limited partnership organized in 1991 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments” in the financial statements and accompanying notes included in Part II. Item 8. “Financial Statements and Supplementary Data”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership commenced trading operations on August 1, 1991. Prior to December 31, 2018, the Partnership was one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Strategic L.P. (prior to its termination on December 31, 2018), and prior to December 31, 2017, Ceres Tactical Global L.P. (formerly Ceres Tactical Currency L.P.) and Morgan Stanley Smith Barney Spectrum Technical L.P.

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

The Partnership’s commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. During the periods included in this report, the Partnership deposited a portion of its cash in a non-trading account at JPMorgan Chase Bank N.A.

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

References herein to the “Trading Advisors” may include, as relevant, Rabar and Altis.

For the period from January 1, 2019 through December 31, 2019, the approximate average market sector distribution for the Partnership, was as follows:

The General Partner, on behalf of the Partnership, has entered into a management agreement with each Trading Advisor (each, a “Management Agreement”). Each Management Agreement provides that the Trading Advisor has sole discretion in determining the investments of the assets of the Partnership allocated to the Trading Advisor by the General Partner. Pursuant to each Management Agreement, the Partnership pays each Trading Advisor a flat-rate monthly management fee and a monthly or annual incentive fee. The Management Agreement with EMC will renew annually unless terminated by the General Partner or EMC. The Management Agreement with Graham will renew annually unless terminated by the General Partner or Graham. In general, each Management Agreement may be terminated upon prior written notice (as set forth in the relevant Management Agreement) by either party.

The management fee for the Partnership is accrued at a rate of 1/12 of 1.35% (a 1.35% annual rate) per month of the Partnership’s net assets allocated to Graham on the first day of each month and 1/12 of 1% (a 1% annual rate) per month of the Partnership’s net assets allocated to EMC on the first day of each month. Prior to February 1, 2019, the management fee payable by the Partnership to Graham was accrued at a rate of 1/12 of 1.75% (a 1.75% annual rate) per month of the Partnership’s net assets allocated to Graham. The monthly management fee payable by the Partnership to Rabar prior to its termination on December 31, 2017 was 1/12 of 2% (a 2% annual rate) per month of the Partnership’s net assets allocated to Rabar on the first day of each month. The monthly management fee payable by the Partnership to Altis prior to its termination on June 30, 2016 was 1/12 of 1.25% (a 1.25% annual rate) per month of the Partnership’s net assets allocated to Altis on the first day of each month.

In addition, the Partnership pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to EMC as of the end of each calendar month, and pays an annual incentive fee equal to 18% of the trading profits experienced with respect to the Partnership’s net assets allocated to Graham. Prior to February 1, 2019, the Partnership paid a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to Graham as of the end of each calendar month. Prior to its termination on December 31, 2017, Rabar was eligible to receive a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to Rabar as of the end of each calendar month. Prior to its termination on June 30, 2016, Altis was eligible to receive a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to Altis as of the end of each calendar month.

Trading profits represent the amount by which profits from trading in Futures Interests exceed losses after brokerage, ongoing placement agent fees, General Partner fees and management fees, as applicable, are deducted. When a trading advisor experiences losses with respect to its allocation of net assets as of the end of the applicable period, the trading advisor must recover such losses before it is eligible for an incentive fee in the future. The cumulative trading losses are adjusted on a pro-rated basis for the amount of each month’s redemptions or reallocations.

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee it receives from the Partnership, the ordinary administrative expenses of the Partnership including the expenses related to the engagement of the Administrator.

The Partnership began the year at a net asset value per unit of limited partnership interest (“Unit(s)”) of $20.45 and increased 14.2% to $23.36 per Unit on December 31, 2019. For a more detailed description of the Partnership’s business see subparagraph (c).

(b) [Reserved].

(c) Narrative Description of Business. For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of Futures Interests. The relevant financial information is presented in Part II. “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.” The Partnership is in the business of speculative trading of Futures Interests pursuant to trading instructions provided by the Trading Advisors. See Item 1(a) above for a complete description of the Partnership’s business. The information requested in Section 101(c)(1)(i) through (xii) of Regulation S-K is not applicable to the Partnership. Additionally, the Partnership does not have any employees. The directors and officers of the General Partner are listed in Part III. “Item 10. Directors, Executive Officers and Corporate Governance.”

(d) [Reserved].

(e) Available Information. The Partnership files an Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports with the Securities and Exchange Commission (“SEC”). The Partnership does not maintain an internet website; however, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Partnership’s SEC filings are available to the public from the EDGAR database on the SEC’s website at http://www.sec.gov. The Partnership’s CIK number is 0000873799. The Partnership will provide electronic or paper copies of its filings to its investors free of charge upon request.

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

●

For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s account in excess of the rate specified in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2019. Depending on the current market interest rates, that could create an incentive for the General Partner to retain excess cash in cash instead of permitted investments.

●	The General Partner may purchase shares from money market mutual funds affiliated and/or unaffiliated with the General Partner.

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

Forward Foreign Currency and Spot Contracts Historically Were Not Regulated When Traded Between Certain “Eligible Contract Participants” and Are Subject to Credit Risk. The Partnership may trade forward contracts in foreign currencies and may engage in spot commodity transactions (transactions in physical commodities). These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the Commodity Exchange Act, as amended. On July 21, 2010, the then President signed into law major financial services reform legislation in the form of the Dodd-Frank Act. The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap, “and therefore, contemplates that certain of these contracts may be exchanged-traded, cleared by a clearing house and regulated by the CFTC. Currently, forward foreign currency contracts are regulated by the CFTC (although a limited category of forward foreign currency contracts have been excluded from regulation under the Dodd-Frank Act). Regulation could entail increased costs, and among other things, result in additional recordkeeping and reporting requirements. Furthermore, although the Dodd-Frank Act contemplates that certain forward foreign currency contracts may be exchanged-traded and cleared by a clearinghouse, these transactions are not currently exchange-traded so that, generally, no clearinghouse or exchange stands ready to meet the obligations of the contract. Thus, the Partnership faces the risk that its counterparties may not perform their obligations. This risk may cause some or all of the Partnership’s gains, in fact, never to be realized.

The percentage of the Partnership’s positions that are expected to constitute foreign currency forwards and foreign currency swaps can vary substantially from month to month.

Trading Swaps Creates Distinctive Risks. The Trading Advisors may trade in certain swaps. Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse. The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared by a clearinghouse and executed on an exchange or swap execution facility. Inter-affiliate swaps that meet certain criteria are exempt from the CFTC’s mandatory clearing and exchange trading requirements. In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared by a clearinghouse and executed on an exchange or swap execution facility. Until such time as these transactions are cleared, the Partnership will be subject to a greater risk of counterparty default on its swaps. Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract. Swap dealers and major swap participants require the Partnership to deposit initial margin and variation margin as collateral to support the Partnership’s obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership (except to the extent required, beginning September 1, 2016, under the rules finalized by the CFTC and the prudential regulators as described below). If the counterparty to such a swap defaults, the Partnership would be a general unsecured creditor for any termination amounts owed by the counterparty to the Partnership as well as for any collateral deposits in excess of the amounts owed by the Partnership to the counterparty, which would likely result in losses to the Partnership.

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

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to approximately $318.4 billion as of December 31, 2019 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Trading Advisors to obtain the best prices for the Partnership. The Trading Advisors are required to use an allocation methodology that is fair to all customers.

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

The Partnership’s Tax Returns Could be Audited. The Internal Revenue Service (“IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to legislation effective for tax years beginning on or after January 1, 2018, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership is eligible to and makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. Limited Partners should consult with their tax advisers regarding the potential implications of this new audit regime.

You Will Recognize Short-Term Capital Gain. Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to Section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 37% for non-corporate taxpayers.

Limitations on Deductions for Fund Expenses. Special rules apply to deductions of “investment advisory expenses,” by non-corporate taxpayers. Under tax legislation commonly known as the “Tax Cuts and Jobs Act,” enacted on December 22, 2017 as Public Law 115-97, no deduction for such expenses, or for other miscellaneous itemized deductions, is permitted for tax years between 2018 and 2025.

For tax years beginning after December 31, 2025, deductions for such expenses are subject to certain limitations for U.S. federal income tax purposes, and are not allowed for alternative minimum tax purposes. The IRS could take the position that certain Partnership expenses are investment advisory expenses and thus subject Partnership investors to disallowance of, or limitations on, deductions of allocated Partnership expenses.

Prospective investors should discuss these issues with their personal tax advisors.

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

Non-U.S. Investors Have Reporting Responsibilities and the Partnership May Need to Withhold Taxes. The Partnership is required to impose a withholding tax of 30% on income allocable to certain non-U.S. investors that is attributable to certain U.S. investments, unless such investors satisfy certain reporting requirements. A number of non-U.S. countries have negotiated intergovernmental agreements with the U.S. Department of the Treasury regarding the implementation of this reporting and withholding regime, with some agreements potentially providing for information exchange from the U.S. authorities to non-U.S. revenue authorities regarding the U.S. financial accounts of non-U.S. persons. An investor’s failure to document appropriately its compliance with the reporting rules may cause the investor to be subject to this U.S. withholding tax.

The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak.

The outbreak of the novel coronavirus in many countries is having and will likely continue to have an adverse impact on global commercial activity, which has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have been identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel. These actions are creating disruption in supply chains, and adversely impacting a number of industries, including but not limited to transportation, hospitality, and entertainment.

The impact of COVID-19 on the U.S. and world economies, and the extent of and effectiveness of any responses taken on a national and local level, is uncertain and could result in a world-wide economic downturn and disrupt financial markets that impact trading programs in unanticipated and unintended ways.

The rapid development of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Partnership’s investments and operations.

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

Regulatory and Governmental Matters.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co.. That settlement was finalized on February 10, 2016.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co.. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co.. to pay a $500,000 penalty and cease and desist from violating CFTC Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swaps with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $59 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleged causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and sought, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which was styled Alaska

Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On February 3, 2020, the court granted preliminary approval of that settlement.

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

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no established public trading market for Units of the Partnership.

(b)	Holders. The number of holders of Units at February 29, 2020 was approximately 2,982.

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

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Units in the years ended December 31, 2019, 2018 and 2017. The Partnership no longer offers Units for sale.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	12,218.413	$23.10	N/A	N/A
November 1, 2019 - November 30, 2019	23,135.577	$23.71	N/A	N/A
December 1, 2019 - December 31, 2019	16,189.992	$23.36	N/A	N/A
	51,543.982	23.46

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

Item 6.   Selected Financial Data.

Interest income, total expenses, total trading results, net income (loss) and net income (loss) per Unit for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and net asset value per Unit and total assets at December 31, 2019, 2018, 2017, 2016 and 2015 were as follows:

	2019	2018	2017	2016	2015

Total investment income	$454,662	$517,771	$335,653	$149,929	$6,571
Total expenses	(1,614,968)	(2,196,540)	(2,923,215)	(4,504,647)	(6,326,534)
Total trading results	5,317,468	(4,020,509)	2,788,956	(8,663,403)	(1,474,902)

Net income (loss)	$4,157,162	$(5,699,278)	$201,394	$(13,018,121)	$(7,794,865)

Net income (loss) per Unit	$2.91	$(3.37)	$0.28	$(4.39)	$(2.25)

Net asset value per Unit	$23.36	$20.45	$23.82	$23.54	$27.93

Total assets	$30,339,485	$32,597,076	$48,241,893	$62,974,449	$94,876,021

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ended December 31, 2019 and September 30, 2019, respectively.

Trading Advisor	December 31, 2019	December 31, 2019 (percentage of Partners’ Capital)	September 30, 2019	September 30, 2019 (percentage of Partners’ Capital)

Graham	$16,188,327	55%	$17,450,351	56%
EMC	$13,379,924	45%	$13,775,383	44%

The following presents a summary of the Partnership’s operations for each of the years ended December 31, 2019, 2018 and 2017, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the year ended December 31, 2019, the net asset value per Unit increased 14.2% from $20.45 to $23.36. For the year ended December 31, 2018, the net asset value per Unit decreased 14.1% from $23.82 to $20.45. For the year ended December 31, 2017, the net asset value per Unit increased 1.2% from $23.54 to $23.82.

The Partnership experienced a net trading gain of $5,317,468 before fees and expenses for the year ended December 31, 2019. The gains were primarily attributable to the Partnership’s trading of Futures Interest in the equity and interest rates sectors, and were partially offset by losses in commodities and currencies sectors. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter of 2019, the most notable gains were achieved during March from long positions in European fixed income futures as prices rallied amid continued uncertainty surrounding the UK’s exit from the European Union. Additional gains in the global fixed income sector were experienced during January from long futures positions in German bonds. Gains within the global stock index sector were recorded during February and March as investor demand for risk assets buoyed stock prices. The Partnership’s overall trading gains for the first quarter were partially offset by trading losses incurred during January and February within the energy sector from short positions in crude oil futures as global oil prices moved higher. Within the metals sector, losses were incurred during January from short positions in copper, nickel, aluminum, and zinc futures as industrial metals prices rebounded on signs of a potential resolution to the U.S. versus China trade battles. Additional losses were incurred within the currency sector during January from short positions in the Canadian dollar, British pound, and Australian dollar versus the U.S. dollar as the prolonged partial shutdown of the U.S. Federal government pulled the U.S. dollar lower.

During the second quarter of 2019, gains were recorded during May and June from long positions in non-U.S. and U.S. fixed income futures as prices rose amid safe-haven demand and increased speculation that the U.S. Federal Reserve was going to cut interest rates. Within the global stock indices, gains were recorded during April and June from long European equity index futures positions as prices increased on signs that major central banks were prepared to provide new stimulus to slowing economies. Smaller gains were experienced in the metals sector during April and May from short positions in aluminum and copper futures as prices moved lower. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the energy sector primarily during May from long positions in Brent crude oil and refined oil products as prices reversed lower on an outlook for weakening fuel demand. Within the currency markets, losses were incurred during June from short positions in the Canadian dollar and euro versus the U.S. dollar following calls for the Fed to weaken the dollar to boost the U.S. economy. Within the agricultural complex, losses were incurred during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections.

During the third quarter of 2019, the most notable gains were recorded within the currency sector during July from short positions in the British pound and euro versus the U.S. dollar as the relative value of the dollar appreciated as the U.S. economy outperformed the economies of other regions. Within the global interest rate markets, gains were experienced primarily during August from long positions in U.S., European, and Asian fixed income futures as prices benefited from mounting global growth concerns, escalating fears over a “hard” United Kingdom departure from the European Union, and ongoing uncertainty over the U.S.-Chinese trade war. Within the metals sector, gains were recorded during August from positions in both precious and industrial metals. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the energy sector primarily during August from long positions in crude oil and its refined products as prices moved lower due to fears for a global economic slowdown fueled by ongoing trade battles between the U.S and China. Further losses were experienced within the agricultural markets during September from short positions in the grains and soft commodities as an outlook for tightening global commodity supplies spurred prices higher.

During the fourth quarter of 2019, the most significant losses were experienced in the currency sector during October and December from short positions in the euro versus the U.S. dollar as political turmoil pulled the dollar lower. Losses in the global interest rate sector were recorded during October, November, and December as prices fell amid growing confidence in the strength of the global economy. Further losses were incurred throughout the fourth quarter from positions in grains and soft commodity futures. In the metals, losses were experienced from long positions in copper, aluminum, and zinc futures. The Partnership’s losses for the fourth quarter were partially offset by gains from long positions in global stock index futures as prices advanced as investors were spurred by signs of robust economic growth. Further gains were recorded within the energies primarily during November from short positions in natural gas futures as mild weather throughout much of the U.S. limited heating demand. Additional gains were experienced during December from futures positions in crude oil and its related products.

The Partnership experienced a net trading loss of $4,020,509 before fees and expenses for the year ended December 31, 2018. The losses were primarily attributable to the Partnership’s trading of Futures Interest in the interest rates sector, commodities, equity, and currencies sectors.

During the first quarter of 2018, the most notable losses were incurred within the commodities markets. Losses within the metals markets were incurred during February and March from long positions in aluminum and copper futures as demand for industrial metals softened amid signs of weakness in the global equity markets and a burgeoning global trade war. Additional commodity losses were incurred in grains as weather-related factors contributed to short-term price volatility during January and February. Within the global interest rate sector, losses incurred during January from long positions in European fixed income futures more than offset gains from short positions in U.S. fixed income futures. A portion of the Partnership’s losses for the first quarter was offset by gains experienced within the currency sector during January from positions in the British pound, euro, U.S. Dollar Index, and the Canadian dollar. Additional gains for the first quarter were recorded from positions in energy and sugar.

During the second quarter of 2018, the most significant losses were recorded within the metals sector during April and June from long positions in industrial metals as prices fell amid global trade tensions between the U.S. and China. Additional losses in metals were recorded during April from short positions in aluminum futures. Losses within the currency sector were incurred during April and May as the Partnership’s short positioning in the U.S. dollar was negatively impacted by the dollar gaining strength. Further losses were incurred within the agricultural sector throughout the quarter from long futures positions in grains. A portion of the Partnership’s losses during the second quarter was offset by gains achieved within the energy sector from long positions in crude oil and its refined products as tensions in the Middle East and the re-impositions of sanctions on Iran pushed energy prices higher.

During the third quarter of 2018, the most significant gains were achieved during July within the global stock index sector from long positions in U.S. and Asian equity index futures as stock prices rallied on positive global economic sentiment. Additional gains within the stock index sector were recorded from long positions in U.S. equity index futures during August. Further gains were experienced in the metals markets during July and August from short positions in gold and silver futures as a strengthening U.S. dollar diminished investor demand for precious metals. In energies, gains were recorded from long positions in crude oil and its refined products during August and September. Additional gains for the third quarter were recorded from short positions in sugar and coffee. A portion of the Partnership’s gains during the third quarter was offset by losses incurred within the global interest rate markets from long positions in European fixed income futures as prices fell during July as Eurozone economies gained strength. Within the currency sector, losses were incurred during July from positions in the Canadian dollar and Mexican peso.

During the fourth quarter of 2018, the most notable losses were incurred during October within the global stock index sector from long positions in U.S. and Pacific Rim equity index futures as prices declined amid a global selloff spurred by fears over rising bond yields, slowing global growth, and increased trade tensions. Within the global interest rate sector, losses were incurred during November from short positions in U.S. fixed income futures as investors sought out the relative safety of U.S. government debt. Within the energy markets, losses were incurred during October from long positions in crude oil and its refined products after prices slumped on a weakening outlook for global energy demand. A portion of the Partnership’s losses during the fourth quarter was offset by gains experienced within the currency markets during October from short positions in the euro versus the U.S. dollar as the value of the euro declined after data showed business growth in Europe lost more momentum than expected. Additional gains were experienced from positions in the British pound, Canadian dollar, and Australian dollar. Smaller losses during the fourth quarter were recorded from trading agricultural products.

The results of operations for the twelve months ended 2017 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership, as applicable. Interest income for the three and twelve months ended December 31, 2019 decreased by $48,388 and $63,109, respectively, as compared to the corresponding periods in 2018. The decrease in interest income was primarily due to lower average daily equity during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the first day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and twelve months ended December 31, 2019 decreased by $24,093 and $186,313, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2019 decreased by $24,093 and $186,313, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2019 decreased by $37,104 and $208,946, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the new trading profits generated by each Trading Advisor at the end of the month or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Trading Advisor. Trading performance for the three and twelve months ended December 31, 2019 and 2018 did not result in incentive fees. To the extent a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

For an analysis of unrealized gains and losses by contract type and a further description of 2019 trading results, refer to “Item 8. Financial Statements and Supplementary Data.”

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

For additional information, see Note 4 to the Partnership’s financial statements and accompanying notes, included in “Item 8. Financial Statements and Supplementary Data.”

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

The Partnership’s Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2019 and 2018, and the highest, lowest and average values during the years ended December 31, 2019 and 2018. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk, non-trading risk and risk management information previously disclosed in the Form 10-K.

As of December 31, 2019, the Partnership’s total capitalization was $29,568,251.

			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$2,070,846	7.00%	$2,313,241	$579,286	$1,573,727
Equity	2,419,321	8.18	2,844,834	120,372	1,569,037
Currencies	1,951,606	6.60	2,786,768	1,445,903	2,153,695
Interest rates	1,006,719	3.40	1,512,813	274,993	1,096,075

Total	$7,448,492	25.18%

* Average of daily Values at Risk.

As of December 31, 2018, the Partnership’s total capitalization was $31,998,067.

			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$1,586,440	4.96%	$2,826,580	$1,257,344	$1,779,070
Equity	702,502	2.20	2,895,463	697,502	1,525,100
Currencies	2,290,421	7.16	3,296,206	1,764,933	2,385,254
Interest rates	845,986	2.64	1,771,181	823,531	1,270,502

Total	$5,425,349	16.96%

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

The following were the primary trading risk exposures of the Partnership at December 31, 2019 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equities.  The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2019 the Partnership’s primary exposures were in the Dow Jones EURO STOXX 50 (European Union), DAX (Germany), Nikkei 225 (Japan), S&P 500 (U.S.), FTSE 100 (United Kingdom), NASDAQ 100 (U.S.), and TOPIX (Japanese) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, Pacific Rim, and U.S. indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.) The Partnership may also have exposure to the stock indices of emerging markets.

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

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Partnership may also take futures positions in the government debt of smaller economies — e.g., Switzerland and Australia.

Commodities:

Metals. The Partnership’s primary metal market exposure as of December 31, 2019 was to fluctuations in the price of copper, gold, aluminum, zinc, and silver.

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other supply/demand related factors. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Softs. The Partnership’s trading risk exposure in the soft commodities is primarily to agricultural-related price movements which are often directly affected by supply/demand disruptions and severe or unexpected weather conditions. Sugar, cocoa, and cotton accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2019.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements which are often directly affected by severe or unexpected weather conditions. The soybean complex, corn, and wheat accounted for a large majority of the Partnership’s grain exposure as of December 31, 2019.

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

Item 8.   Financial Statements and Supplementary Data.

MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm for the years ended December 31, 2019, 2018 and 2017; Statements of Financial Condition at December 31, 2019 and 2018; Condensed Schedules of Investments at December 31, 2019 and 2018; Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017; Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

Management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, Management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2019, based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner	General Partner
Morgan Stanley Smith Barney Spectrum Select L.P.	Morgan Stanley Smith Barney Spectrum Select L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Morgan Stanley Smith Barney Spectrum Select L.P.,

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Morgan Stanley Smith Barney Spectrum Select L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2019 and 2018, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and the changes in its partners’ capital for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2020

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Financial Condition

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Assets:
Equity in trading account:
Unrestricted cash (Note 2e)	$22,104,664	$26,651,080
Restricted cash (Note 2e)	7,560,090	5,568,405
Net unrealized appreciation on open futures contracts	650,200	334,203

Total equity in trading account	30,314,954	32,553,688

Interest receivable (Note 2h)	24,531	43,388

Total assets	$30,339,485	$32,597,076

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$261,389	$9,070
Accrued expenses:
Ongoing placement agent fees (Note 2j)	50,669	55,831
General Partner fees (Note 2i)	50,669	55,831
Management fees (Note 3)	30,309	40,159
Redemptions payable to Limited Partners (Note 2m)	378,198	438,118

Total liabilities	771,234	599,009

Partners’ Capital:
General Partner, 14,657.688 and 20,066.995 Units outstanding at December 31, 2019 and 2018, respectively	342,351	410,340
Limited Partners, 1,251,286.910 and 1,544,696.436 Units outstanding at December 31, 2019 and 2018, respectively	29,225,900	31,587,727

Total partners’ capital (net asset value)	29,568,251	31,998,067

Total liabilities and partners’ capital	$30,339,485	$32,597,076

Net asset value per Unit	$23.36	$20.45

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

December 31, 2019

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	475	$494,585	1.67%
Equity	415	402,901	1.36
Currencies	356	174,285	0.59
Interest rates	373	(361,015)	(1.22)

Total futures contracts purchased		710,756	2.40

Futures Contracts Sold
Commodity	219	(154,533)	(0.52)
Equity	44	(37,632)	(0.13)
Currencies	83	(38,471)	(0.13)
Interest rates	728	170,080	0.58

Total futures contracts sold		(60,556)	(0.20)

Net unrealized appreciation on open futures contracts		$650,200	2.20%

Unrealized Appreciation on Open Forward Contracts
Commodity	96	$123,549	0.42%
Currencies	$10,512,323	104,169	0.35

Total unrealized appreciation on open forward contracts		227,718	0.77

Unrealized Depreciation on Open Forward Contracts
Commodity	110	(235,526)	(0.79)
Currencies	$26,025,906	(253,581)	(0.86)

Total unrealized depreciation on open forward contracts		(489,107)	(1.65)

Net unrealized depreciation on open forward contracts		$(261,389)	(0.88)%

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Income and Expenses

For the Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Investment Income:
Interest income	$454,662	$517,771	$335,653

Expenses:
General Partner fees (Note 2i)	619,242	805,555	1,035,010
Ongoing placement agent fees (Note 2j)	619,242	805,555	1,035,010
Management fees (Note 3)	376,484	585,430	853,195

Total expenses	1,614,968	2,196,540	2,923,215

Net investment loss	(1,160,306)	(1,678,769)	(2,587,562)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	5,255,801	(2,133,762)	1,931,048
Net change in unrealized gains (losses) on open contracts	61,667	(1,886,747)	857,908

Total trading results	5,317,468	(4,020,509)	2,788,956

Net income (loss)	$4,157,162	$(5,699,278)	$201,394

Net income (loss) per Unit (Note 7)*	$2.91	$(3.37)	$0.28

Weighted average number of Units outstanding	1,412,814.350	1,758,837.689	2,267,801.511

* Represents the change in net asset value per Unit.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2019, 2018 and 2017

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2016	2,548,837.611	$59,329,412	$660,986	$59,990,398
Redemptions - General Partner	(2,169.197)	-	(50,000)	(50,000)
Redemptions - Limited Partners	(594,972.800)	(13,643,579)	-	(13,643,579)
Net income (loss)	-	194,982	6,412	201,394

Partners’ Capital, December 31, 2017	1,951,695.614	45,880,815	617,398	46,498,213
Redemptions - General Partner	(5,847.953)	-	(149,883)	(149,883)
Redemptions - Limited Partners	(381,084.230)	(8,650,985)	-	(8,650,985)
Net income (loss)	-	(5,642,103)	(57,175)	(5,699,278)

Partners’ Capital, December 31, 2018	1,564,763.431	31,587,727	410,340	31,998,067
Redemptions - General Partner	(5,409.307)	-	(118,000)	(118,000)
Redemptions - Limited Partners	(293,409.526)	(6,468,978)	-	(6,468,978)
Net income (loss)	-	4,107,151	50,011	4,157,162

Partners’ Capital, December 31, 2019	1,265,944.598	$29,225,900	$342,351	$29,568,251

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

During the periods covered by this report, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. During the periods covered by this report, the Partnership deposited a portion of its cash in a non-trading account at JPMorgan Chase Bank N.A.

Ceres is required to maintain a 1% minimum interest in the equity of the Partnership.

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee it receives from the Partnership, the ordinary administrative expenses of the Partnership including the expenses related to the engagement of the Administrator.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2019, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

e.

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2019 and 2018, the amount of cash held for margin requirements was $7,560,090 and $5,568,405, respectively. Restricted and unrestricted cash includes cash denominated in foreign currencies of $154,998 (cost of $151,583) and $196,753 (cost of $191,327) as of December 31, 2019 and 2018, respectively.

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

g.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2016 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

l.

Investment Company Status. The Partnership has adopted Accounting Standards Update 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be investment companies since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investment at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Partnership’s Statements of Income and Expenses.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

o.

Dissolution of the Partnership. The Partnership will terminate on December 31, 2025, regardless of financial condition at such time, or at an earlier date if certain conditions occur as defined in the Partnership’s limited partnership agreement, as amended from time to time.

p.	Net Income (Loss) per Unit. Net income (loss) per Unit is calculated in accordance with ASC 946, “Financial Services—Investment Companies.” See Note 7, “Financial Highlights.”

3.       Trading Advisors:

Ceres, on behalf of the Partnership, has retained certain unaffiliated commodity trading advisors, which are registered with the Commodity Futures Trading Commission to make all trading decisions on behalf of the Partnership. As of December 31, 2019, the trading advisors to the Partnership were EMC Capital Advisors, LLC (“EMC”) and Graham Capital Management, L.P. (“Graham”) (each, a “Trading Advisor” and, collectively, the “Trading Advisors”). Effective December 31, 2017, the General Partner terminated the management agreement among the Partnership, the General Partner and Rabar Market Research, Inc. (“Rabar”), pursuant to which Rabar traded a portion of the Partnership’s assets. Consequently, Rabar ceased all Futures Interest trading on behalf of the Partnership. References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Rabar.

Compensation to the Trading Advisors by the Partnership consists of a management fee and incentive fee as follows:

Management Fee. The management fee for the Partnership is accrued at a rate of 1/12 of 1% (a 1% annual rate) per month of the Partnership’s net assets allocated to EMC on the first day of each month, and 1/12 of 1.35% (1.35% annual rate) per month of the Partnership’s net assets allocated to Graham on the first day of each month. Prior to February 1, 2019, the management fee for the Partnership was accrued at a rate of 1/12 of 1.75% (a 1.75% annual rate) per month of the Partnership’s net assets allocated to Graham.

Prior to its termination on December 31, 2017, Rabar received a management fee from the Partnership equal to 1/12 of 2% (a 2% annual rate) per month of the Partnership’s net assets allocated to Rabar on the first day of each month.

Incentive Fee. The Partnership pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to EMC as of the end of each calendar month, and pays an annual incentive fee equal to 18% of the trading profits experienced with respect to the Partnership’s net assets allocated to Graham at the end of each calendar year. Prior to February 1, 2019, the Partnership paid a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to Graham as of the end of each calendar month. Prior to its termination on December 31, 2017, Rabar was eligible to receive a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to Rabar as of the end of each calendar month.

Trading profits represent the amount by which profits from trading in Futures Interests exceed losses after brokerage, ongoing placement agent fees, General Partner fees and management fees, as applicable, are deducted. When a trading advisor experiences losses with respect to its allocation of net assets as of the end of the applicable period, the trading advisor must recover such losses before it is eligible for an incentive fee in the future. The cumulative trading losses are adjusted on a pro-rated basis for the amount of each month’s redemptions or reallocations.

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

The General Partner estimates that, at any given time, approximately 16.2% to 50.0% of the Partnership’s contracts are traded over-the-counter.

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2019 and 2018 were 2,694 and 3,115, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2019 and 2018 were 357 and 347, respectively. The monthly average notional value of currency forward contracts traded during the years ended December 31, 2019 and 2018 were $79,625,357 and $96,190,765, respectively.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar arrangements as of December 31, 2019 and 2018, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
December 31, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount

Assets
Futures	$1,455,308	$(805,108)	$650,200	$-	$-	$650,200
Forwards	227,718	(227,718)	-	-	-	-

Total assets	$1,683,026	$(1,032,826)	$650,200	$-	$-	$650,200

Liabilities
Futures	$(805,108)	$805,108	$-	$-	$-	$-
Forwards	(489,107)	227,718	(261,389)	-	261,389	-

Total liabilities	$(1,294,215)	$1,032,826	$(261,389)	$-	$261,389	$-

Net fair value						$650,200	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
December 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount

Assets
Futures	$1,456,716	$(1,122,513)	$334,203	$-	$-	$334,203
Forwards	623,038	(623,038)	-	-	-	-

Total assets	$2,079,754	$(1,745,551)	$334,203	$-	$-	$334,203

Liabilities
Futures	$(1,122,513)	$1,122,513	$-	$-	$-	$-
Forwards	(632,108)	623,038	(9,070)	-	9,070	-

Total liabilities	$(1,754,621)	$1,745,551	$(9,070)	$-	$9,070	$-

Net fair value						$334,203	*

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2019 and 2018, respectively.

	December 31, 2019
Assets
Futures Contracts
Commodity	$563,455
Equity	498,738
Currencies	195,187
Interest rates	197,928

Total unrealized appreciation on open futures contracts	1,455,308

Liabilities
Futures Contracts
Commodity	(223,403)
Equity	(133,469)
Currencies	(59,373)
Interest rates	(388,863)

Total unrealized depreciation on open futures contracts	(805,108)

Net unrealized appreciation on open futures contracts	$650,200	*

Assets
Forward Contracts
Commodity	$123,549
Currencies	104,169

Total unrealized appreciation on open forward contracts	227,718

Liabilities
Forward Contracts
Commodity	(235,526)
Currencies	(253,581)

Total unrealized depreciation on open forward contracts	(489,107)

Net unrealized depreciation on open forward contracts	$(261,389)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2019, 2018 and 2017, respectively.

Sector	2019		2018		2017

Commodity	$(2,345,990)		$(1,138,112)		$(1,213,211)
Equity	3,037,444		(720,406)		11,348,033
Currencies	(564,548)		(482,851)		(4,000,339)
Interest rates	5,190,562		(1,679,140)		(3,345,527)

Total	$5,317,468	***	$(4,020,509)	***	$2,788,956	***

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2019 and 2018, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

December 31, 2019	Total	Level 1	Level 2	Level 3

Assets
Futures	$1,455,308	$1,455,308	$-	$-
Forwards	227,718	-	227,718	-

Total assets	$1,683,026	$1,455,308	$227,718	$-

Liabilities
Futures	$805,108	$805,108	$-	$-
Forwards	489,107	-	489,107	-

Total liabilities	$1,294,215	$805,108	$489,107	$-

December 31, 2019	Total	Level 1	Level 2	Level 3

Assets
Futures	$1,456,716	$1,456,716	$-	$-
Forwards	623,038	-	623,038	-

Total assets	$2,079,754	$1,456,716	$623,038	$-

Liabilities
Futures	$1,122,513	$1,122,513	$-	$-
Forwards	632,108	-	632,108	-

Total liabilities	$1,754,621	$1,122,513	$632,108	$-

7.       Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Per Unit Performance (for a unit outstanding throughout the year): *

Net realized and unrealized gains (losses)	$3.73	$(2.42)	$1.42
Net investment loss	(0.82)	(0.95)	(1.14)

Net increase (decrease) for the year	2.91	(3.37)	0.28
Net asset value per Unit, beginning of year	20.45	23.82	23.54

Net asset value per Unit, end of year	$23.36	$20.45	$23.82

	2019	2018	2017
Ratios to Average Limited Partners’ Capital:

Net investment loss **	(3.8)%	(4.2)%	(5.0)%

Operating expenses before incentive fees	5.2%	5.5%	5.7%
Incentive fees	- %	- %	- %

Operating expenses after incentive fees	5.2%	5.5%	5.7%

Total return:
Total return before incentive fees	14.2%	(14.1)%	1.2%
Incentive fees	- %	- %	- %

Total return after incentive fees	14.2%	(14.1)%	1.2%

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2019 and 2018 are summarized below:

	For the period from October 1, 2019 to December 31, 2019	For the period from July 1, 2019 to September 30, 2019	For the period from April 1, 2019 to June 30, 2019	For the period from January 1, 2019 to March 31, 2019
Total investment income	$85,883	$116,105	$123,955	$128,719
Total expenses	(397,395)	(412,746)	(402,794)	(402,033)
Total trading results	(136,984)	2,742,742	1,900,907	810,803

Net income (loss)	$(448,496)	$2,446,101	$1,622,068	$537,489

Net income (loss) per Unit	$(0.34)	$1.75	$1.11	$0.39

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018

Total investment income	$134,271	$127,287	$129,661	$126,552
Total expenses	(482,685)	(516,891)	(564,332)	(632,632)
Total trading results	(3,799,498)	1,606,415	(899,778)	(927,648)

Net income (loss)	$(4,147,912)	$1,216,811	$(1,334,449)	$(1,433,728)

Net income (loss) per Unit	$(2.55)	$0.73	$(0.75)	$(0.80)

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.   Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President (the General Partner’s principal executive officer) and Chief Financial Officer (“CFO”) (the General Partner’s principal financial officer) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.   Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to year end could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 51, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President of the General Partner and Chairman of the Board of Directors. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 48, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Matthew R. Graver, age 52, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 61, has been a director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners – At February 29, 2020, there were no persons known to be beneficial owners of more than 5% of the Units.

(b)

Security Ownership of Management – Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2019:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Units	General Partner	14,657.688	1.16%

(c)	Changes in Control – None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

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

Item 14.   Principal Accountant Fees and Services.

Ceres, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Ceres through the General Partner fee it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2019.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“E&Y”) for the years ended December 31, 2019 and 2018 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2019: $67,000

2018: $67,000

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay E&Y any amounts in 2019 and 2018 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not applicable.

(6) Not applicable.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

1. Listing of Financial Statements

-    Report of Ernst & Young LLP, independent registered public accounting firm.

-    Statements of Financial Condition as of December 31, 2019 and 2018.

-    Condensed Schedules of Investments at December 31, 2019 and 2018.

-    Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017.

-    Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017.

-    Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2019 is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules

No Financial Statement schedules are required to be filed with this report.

3. Exhibits

For the exhibits incorporated by reference or filed herewith to this report, refer to the Exhibits.

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

4.01	Description of Securities (filed herewith).

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

10.13(a)

Amendment No. 1 to Management Agreement among the Partnership, the General Partner, and Altis Partners (Jersey) Limited, dated as of July 28, 2008, is incorporated by reference to Exhibit 10.19 of the Partnership’s Form 8-K (File No. 0-19511) filed with the Securities and Exchange Commission on August 1, 2008.

10.14

Amended and Restated Alternative Investment Selling Agent Agreement, dated as of March 3, 2016, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 000-19511) filed with the Securities and Exchange Commission on March 8, 2016.

10.15

U.S. Treasury Securities Purchase Authorization Agreement, effective as of June 1, 2015, by and among MS&Co. and the Partnership, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-50064) filed with the Securities and Exchange Commission on November 4, 2015.

10.16

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
Date: March 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick T. Egan	/s/ Matthew R. Graver
Patrick T. Egan	Matthew R. Graver
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 26, 2020	Date: March 26, 2020

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross	Etsuko Jennings
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 26, 2020
Date: March 26, 2020

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.