Form 10-Q
period 2020-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2020-05-11
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes       No X

As of April 30, 2020, 1,190,207.378 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Financial Condition

	March 31, 2020 (Unaudited)	December 31, 2019
Assets:
Equity in trading account:
Unrestricted cash	$24,602,810	$22,104,664
Restricted cash	2,449,755	7,560,090
Net unrealized appreciation on open futures contracts	854,642	650,200
Net unrealized appreciation on open forward contracts	630,524	-

Total equity in trading account	28,537,731	30,314,954

Interest receivable	7,364	24,531

Total assets	$28,545,095	$30,339,485

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$261,389
Accrued expenses:
Ongoing placement agent fees	44,941	50,669
General Partner fees	44,941	50,669
Management fees	26,118	30,309
Redemptions payable to Limited Partners	440,883	378,198

Total liabilities	556,883	771,234

Partners’ Capital:
General Partner, 14,657.688 Units outstanding at March 31, 2020 and December 31, 2019	335,939	342,351
Limited Partners, 1,206,512.140 and 1,251,286.910 Units outstanding at March 31, 2020 and December 31, 2019, respectively	27,652,273	29,225,900

Total partners’ capital (net asset value)	27,988,212	29,568,251

Total liabilities and partners’ capital	$28,545,095	$30,339,485

Net asset value per Unit	$22.92	$23.36

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

March 31, 2020

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	35	$(86,721)	(0.31)%
Equity	38	50,960	0.18
Currencies	2	1,802	0.01
Interest rates	274	334,425	1.19

Total futures contracts purchased		300,466	1.07

Futures Contracts Sold
Commodity	164	424,390	1.52
Equity	8	(33,594)	(0.12)
Currencies	45	144,165	0.52
Interest rates	41	19,215	0.06

Total futures contracts sold		554,176	1.98

Net unrealized appreciation on open futures contracts		$854,642	3.05%

Unrealized Appreciation on Open Forward Contracts
Commodity	143	$1,127,084	4.03%
Currencies	$14,687,709	212,964	0.76

Total unrealized appreciation on open forward contracts		1,340,048	4.79

Unrealized Depreciation on Open Forward Contracts
Commodity	89	(473,049)	(1.69)
Currencies	$14,964,972	(236,475)	(0.85)

Total unrealized depreciation on open forward contracts		(709,524)	(2.54)

Net unrealized appreciation on open forward contracts		$630,524	2.25%

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income:
Interest income	$58,797	$128,719

Expenses:
General Partner fees	141,718	152,382
Ongoing placement agent fees	141,718	152,382
Management fees	83,781	97,269

Total expenses	367,217	402,033

Net investment loss	(308,420)	(273,314)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,353,918)	(1,017,444)
Net change in unrealized gains (losses) on open contracts	1,090,722	1,828,247

Total trading results	(263,196)	810,803

Net income (loss)	$(571,616)	$537,489

Net income (loss) per Unit*	$(0.44)	$0.39

Weighted average number of Units outstanding	1,253,283.213	1,532,889.131

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2018	1,564,763.431	$31,587,727	$410,340	$31,998,067
Redemptions - Limited Partners	(81,080.258)	(1,613,862)	-	(1,613,862)
Net income (loss)	-	529,623	7,866	537,489

Partners’ Capital, March 31, 2019	1,483,683.173	$30,503,488	$418,206	$30,921,694

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2019	1,265,944.598	$29,225,900	$342,351	$29,568,251
Redemptions - Limited Partners	(44,774.770)	(1,008,423)	-	(1,008,423)
Net income (loss)	-	(565,204)	(6,412)	(571,616)

Partners’ Capital, March 31, 2020	1,221,169.828	$27,652,273	$335,939	$27,988,212

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

As of March 31, 2020, all trading decisions were made for the Partnership by EMC Capital Management, Inc. (“EMC”) and Graham Capital Management, L.P. (“Graham”) (each, a “Trading Advisor” and, collectively, the “Trading Advisors”).

During the reporting periods ended March 31, 2020 and 2019, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

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

The financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2020 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2020 and 2019, the Partnership carried no debt and all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2020 and December 31, 2019, the amount of cash held for margin requirements was $2,449,755 and $7,560,090, respectively. Restricted and unrestricted cash includes cash denominated in foreign currencies of $56,640 (cost of $58,858) and $154,998 (cost of $151,583) as of March 31, 2020 and December 31, 2019, respectively.

Investment Company Status. The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	2020	2019
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$(0.19)	$0.57
Net investment loss	(0.25)	(0.18)

Net increase (decrease) for the period	(0.44)	0.39
Net asset value per Unit, beginning of period	23.36	20.45

Net asset value per Unit, end of period	$22.92	$20.84

	For the Three Months Ended March 31,
	2020	2019
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.4)%	(3.6) %

Operating expenses before incentive fees	5.2%	5.3%
Incentive fees	- %	- %

Operating expenses after incentive fees	5.2%	5.3%

Total return:
Total return before incentive fees	(1.9)%	1.9%
Incentive fees	- %	- %

Total return after incentive fees	(1.9)%	1.9%

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

The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures and forwards are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open futures or forward contracts. The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized gains (losses) on open contracts” in the Statements of Income and Expenses. The Partnership’s contracts are accounted for on a trade-date basis. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2020 and 2019 were 2,071 and 2,726, respectively. The monthly average number of metal forward contracts traded during the three months ended March 31, 2020 and 2019 were 397 and 386, respectively. The monthly average notional value of currency forward contracts traded during the three months ended March 31, 2020 and 2019 were $60,340,987 and $74,118,889, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2020 and December 31, 2019, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
March 31, 2020				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$1,095,148	$(240,506)	$854,642	$-	$-	$854,642
Forwards	1,340,048	(709,524)	630,524	-	-	630,524

Total assets	$2,435,196	$(950,030)	$1,485,166	$-	$-	$1,485,166

Liabilities
Futures	$(240,506)	$240,506	$-	$-	$-	$-
Forwards	(709,524)	709,524	-	-	-	-

Total liabilities	$(950,030)	$950,030	$-	$-	$-	$-

Net fair value						$1,485,166	*

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2019				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$1,455,308	$(805,108)	$650,200	$-	$-	$650,200
Forwards	227,718	(227,718)	-	-	-	-

Total assets	$1,683,026	$(1,032,826)	$650,200	$-	$-	$650,200

Liabilities
Futures	$(805,108)	$805,108	$-	$-	$-	$-
Forwards	(489,107)	227,718	(261,389)	-	261,389	-

Total liabilities	$(1,294,215)	$1,032,826	$(261,389)	$-	$261,389	$-

Net fair value						$650,200	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2020 and December 31, 2019, respectively.

	March 31, 2020
Assets
Futures Contracts
Commodity	$464,203
Equity	106,502
Currencies	146,580
Interest rates	377,863

Total unrealized appreciation on open futures contracts	1,095,148

Liabilities
Futures Contracts
Commodity	(126,534)
Equity	(89,136)
Currencies	(613)
Interest rates	(24,223)

Total unrealized depreciation on open futures contracts	(240,506)

Net unrealized appreciation on open futures contracts	$854,642	*

Assets
Forward Contracts
Commodity	$1,127,084
Currencies	212,964

Total unrealized appreciation on open forward contracts	1,340,048

Liabilities
Forward Contracts
Commodity	(473,049)
Currencies	(236,475)

Total unrealized depreciation on open forward contracts	(709,524)

Net unrealized appreciation on open forward contracts	$630,524	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
Sector	2020		2019
Commodity	$1,947,325		$(1,273,095)
Equity	(6,022,671)		582,351
Currencies	375,743		(420,821)
Interest rates	3,436,407		1,922,368

Total	$(263,196)	***	$810,803	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2020 and December 31, 2019 and for the periods ended March 31, 2020 and 2019, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,095,148	$1,095,148	$-	$-
Forwards	1,340,048	-	1,340,048	-

Total assets	$2,435,196	$1,095,148	$1,340,048	$-

Liabilities
Futures	$240,506	$240,506	$-	$-
Forwards	709,524	-	709,524	-

Total liabilities	$950,030	$240,506	$709,524	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,455,308	$1,455,308	$-	$-
Forwards	227,718	-	227,718	-

Total assets	$1,683,026	$1,455,308	$227,718	$-

Liabilities
Futures	$805,108	$805,108	$-	$-
Forwards	489,107	-	489,107	-

Total liabilities	$1,294,215	$805,108	$489,107	$-

7.	Subsequent Events:

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are (i) its equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2020.

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

For the three months ended March 31, 2020, the Partnership capital decreased 5.3% from $29,568,251 to $27,988,212. This decrease was attributable to redemptions of 44,774.770 limited partner Units totaling $1,008,423, coupled with a net loss of $571,616. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses. The General Partner estimates that, at any given time, approximately 12.9% to 29.4% of the Partnership’s contracts are traded over-the-counter.

Results of Operations

General: The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the Futures Interests markets.

Graham currently trades its allocated portion of the Partnership’s assets pursuant to Graham’s Global Diversified Program, as described below, at 150% Leverage. The Global Diversified Program features the first trend system that Graham developed. It utilizes multiple computerized trading models and offers broad diversification in both financial and non-financial markets, trading in approximately 65 global markets. The Global Diversified Program’s trend system is primarily long-term in nature and is intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models analyze on a daily basis the recent price action, the relative strength and the risk characteristics of each market and compare statistically the quantitative results of this data to years of historical data on each market.

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

The General Partner is not aware of any material changes to the trading programs discussed above for the fiscal quarter ended March 31, 2020.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ended March 31, 2020 and December 31, 2019, respectively.

Trading Advisor	March 31, 2020	March 31, 2020 (percentage of Partners’ Capital)	December 31, 2019	December 31, 2019 (percentage of Partners’ Capital)
Graham	$11,451,048	41%	$16,188,327	55%
EMC	$16,537,164	59%	$13,379,924	45%

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2020, and a general discussion of its trading activities during the period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s first quarter of 2020, the net asset value per Unit decreased 1.9% from $23.36 to $22.92 as compared to an increase of 1.9% in the first quarter of 2019. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2020 of $263,196. G were primarily attributable to the Partnership’s trading of Futures Interests in equity sector, and were partially offset by gains in commodity, currencies and interest rates sectors. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2019 of $810,803. Gains were primarily attributable to the Partnership’s trading of Futures Interests in equity and interest rate sectors and were partially offset by losses in commodity and currencies sectors.

During the first quarter, the most notable losses were incurred during February and March from long positions in European, U.S., and Asian equity index futures as equity prices fell at historic rates due to investor panic amid the COVID-19 coronavirus. The Partnership’s overall trading losses for the quarter were partially offset by trading gains experienced during January, February, and March from long positions in U.S. fixed income futures as U.S. bond prices rallied on safe-haven demand. Additional gains were recorded from positions in Canadian and British fixed income. Within the metals sector, the most notable gains were experienced during January and March from short positions in copper futures as prices declined on concerns that the worsening coronavirus outbreak would pare Chinese demand for raw materials. Within the energy sector, gains were experienced primarily during March from short positions in crude oil and refined oil products as plummeting global demand caused prices to crater. Within the agricultural markets, gains were experienced primarily during January from short positions in soybean futures as prices fell. Additional gains in the agricultural sector were experienced during March from positions in cotton and cattle futures. Within the currency sector, gains were experienced throughout the quarter from short positions in the Australian dollar and Canadian dollar versus the U.S. dollar as the value of these commodity-linked currencies declined.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risks involved in commodity trading, but also the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Trading Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, public health epidemics, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Trading Advisors are able to identify them, the Partnership expect to increase capital through operations.

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership, as applicable. Interest income for the three months ended March 31, 2020 decreased by $69,922 as compared to the corresponding period in 2019. The decrease in interest income was primarily due to lower average daily equity and lower interest rates during the three months ended March 31, 2020 as compared to the corresponding period in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the first day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three months ended March 31, 2020 decreased by $10,664, as compared to the corresponding period in 2019. The decrease was primarily due to a decrease in average net assets during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2020 decreased by $10,664, as compared to the corresponding period in 2019. The decrease was primarily due to a decrease in average net assets during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2020 decreased by $13,488, as compared to the corresponding period in 2019. The decrease was primarily due to a decrease in average net assets during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Incentive fees are based on the new trading profits generated by each Trading Advisor at the end of the month or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Trading Advisor. Trading performance for the three months ended March 31, 2020 and 2019 did not result in incentive fees. To the extent a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Trading Advisors, the General Partner considers, among other factors, each Trading Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Trading Advisors and may allocate assets to additional advisors at any time.

For additional disclosures about operational and financial risk related to COVID-19 outbreak, refer to Part II, Item 5. “Other Information.” in the Form 10-Q.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended March 31, 2020 and for the twelve months ended December 31, 2019. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk, non-trading risk and risk management information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

As of March 31, 2020, the Partnership’s total capitalization was $27,988,212.

March 31, 2020

			Three Months Ended March 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$792,734	2.83%	$2,298,450	$736,075	$1,687,458
Equity	441,532	1.58	2,419,321	345,162	1,438,554
Currencies	665,031	2.38	2,093,962	451,093	1,530,514
Interest rates	322,990	1.15	1,006,719	228,324	710,548

Total	$2,222,287	7.94%

*Average of daily Value at Risk.

As of December 31, 2019, the Partnership’s total capitalization was $29,568,251.

December 31, 2019

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (“Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015, 2014 and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

On July 23, 2014, the U.S. Securities and Exchange Commission (“SEC”) approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Corporation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million CDS referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court in In re GSE Bonds Antitrust Litigation denied MS&Co.’s motion to dismiss. The case is set for trial in May 2020.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

Item 1A.     Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	12,445.121	$22.73	N/A	N/A
February 1, 2020 - February 29, 2020	13,093.914	$21.74	N/A	N/A
March 1, 2020 - March 31, 2020	19,235.735	$22.92	N/A	N/A
	44,774.770	$22.52

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

Item 3.    Defaults Upon Senior Securities. — None.

Item 4.    Mine Safety Disclosures. — Not applicable.

Item 5.    Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to March 31, 2020 could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: May 11, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.