Form 10-Q
period 2020-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2020-08-11
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes      No X

As of July 31, 2020, 1,130,619.335 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Financial Condition

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$22,717,132	$22,089,157
Restricted cash	4,006,203	7,560,090
Net unrealized appreciation on open futures contracts	505,071	650,200

Total equity in trading account	27,228,406	30,299,447

Expense reimbursement	9,913	15,507
Interest receivable	1,927	24,531

Total assets	$27,240,246	$30,339,485

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$63,793	$261,389
Accrued expenses:
Ongoing placement agent fees	45,987	50,669
General Partner fees	45,987	50,669
Management fees	26,273	30,309
Redemptions payable to Limited Partners	521,172	378,198

Total liabilities	703,212	771,234

Partners’ Capital:
General Partner, 14,657.688 Units outstanding at June 30, 2020 and December 31, 2019, respectively	334,261	342,351
Limited Partners, 1,149,014.262 and 1,251,286.910 Units outstanding at June 30, 2020 and December 31, 2019, respectively	26,202,773	29,225,900

Total partners’ capital (net asset value)	26,537,034	29,568,251

Total liabilities and partners’ capital	$27,240,246	$30,339,485

Net asset value per Unit	$22.80	$23.36

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

June 30, 2020

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	58	$106,105	0.40%
Equity	83	30,508	0.11
Interest rates	1,722	369,958	1.40

Total futures contracts purchased		506,571	1.91

Futures Contracts Sold
Commodity	359	26,941	0.10
Equity	4	4,108	0.02
Currencies	18	5,933	0.02
Interest rates	353	(38,482)	(0.15)

Total futures contracts sold		(1,500)	(0.01)

Net unrealized appreciation on open futures contracts		$505,071	1.90%

Unrealized Appreciation on Open Forward Contracts
Commodity	56	$232,109	0.87%
Currencies	$ 13,162,676	93,086	0.36

Total unrealized appreciation on open forward contracts		325,195	1.23

Unrealized Depreciation on Open Forward Contracts
Commodity	55	(275,556)	(1.04)
Currencies	$ 14,821,483	(113,432)	(0.43)

Total unrealized depreciation on open forward contracts		(388,988)	(1.47)

Net unrealized depreciation on open forward contracts		$(63,793)	(0.24)%

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$5,678	$123,955	$64,475	$252,674

Expenses:
Clearing fees	18,228	27,990	47,702	54,841
Ongoing placement agent fees	139,040	155,023	280,758	307,405
General Partner fees	139,040	155,023	280,758	307,405
Management fees	79,491	92,748	163,272	190,017
Professional fees	-	16,750	-	16,750

Total expenses	375,799	447,534	772,490	876,418
Expenses reimbursed by the General Partner	(18,228)	(44,740)	(47,702)	(71,591)

Net expenses	357,571	402,794	724,788	804,827

Net investment loss	(351,893)	(278,839)	(660,313)	(552,153)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,269,182	2,689,590	(84,736)	1,672,146
Net change in unrealized gains (losses) on open contracts	(1,044,210)	(788,683)	46,512	1,039,564

Total trading results	224,972	1,900,907	(38,224)	2,711,710

Net income (loss)	$(126,921)	$1,622,068	$(698,537)	$2,159,557

Net income (loss) per Unit*	$(0.12)	$1.11	$(0.56)	$1.50

Weighted average number of Units outstanding	1,204,188.420	1,450,347.558	1,228,735.816	1,491,618.345

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2018	1,564,763.431	$31,587,727	$410,340	$31,998,067
Redemptions - General Partner	(5,409.307)	-	(118,000)	(118,000)
Redemptions - Limited Partners	(163,951.867)	(3,415,039)	-	(3,415,039)
Net income (loss)	-	2,130,210	29,347	2,159,557

Partners’ Capital, June 30, 2019	1,395,402.257	$30,302,898	$321,687	$30,624,585

Partners’ Capital, March 31, 2019	1,483,683.173	$30,503,488	$418,206	$30,921,694
Redemptions - General Partner	(5,409.307)	-	(118,000)	(118,000)
Redemptions - Limited Partners	(82,871.609)	(1,801,177)	-	(1,801,177)
Net income (loss)	-	1,600,587	21,481	1,622,068

Partners’ Capital, June 30, 2019	1,395,402.257	$30,302,898	$321,687	$30,624,585

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2019	1,265,944.598	$29,225,900	$342,351	$29,568,251
Redemptions - Limited Partners	(102,272.648)	(2,332,680)	-	(2,332,680)
Net income (loss)	-	(690,447)	(8,090)	(698,537)

Partners’ Capital, June 30, 2020	1,163,671.950	$26,202,773	$334,261	$26,537,034

Partners’ Capital, March 31, 2020	1,221,169.828	$27,652,273	$335,939	$27,988,212
Redemptions - Limited Partners	(57,497.878)	(1,324,257)	-	(1,324,257)
Net income (loss)	-	(125,243)	(1,678)	(126,921)

Partners’ Capital, June 30, 2020	1,163,671.950	$26,202,773	$334,261	$26,537,034

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

As of June 30, 2020, all trading decisions were made for the Partnership by EMC Capital Management, Inc. (“EMC”) and Graham Capital Management, L.P. (“Graham”) (each, a “Trading Advisor” and, collectively, the “Trading Advisors”).

During the reporting periods ended June 30, 2020 and 2019, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

The General Partner pays or reimburses the Partnership for all fees and costs charged or incurred by the commodity brokers for trades executed on behalf of the Partnership.

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

2.     Basis of Presentation and Summary of Significant Accounting Policies:

The financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2020 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2020 and 2019, the Partnership carried no debt and all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $4,006,203 and $7,560,090, respectively. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(81,390) (proceeds of $78,850) and $154,998 (cost of $151,583) as of June 30, 2020 and December 31, 2019, respectively.

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

3.    Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$0.17	$1.30	$(0.02)	$1.87
Net investment loss	(0.29)	(0.19)	(0.54)	(0.37)

Net increase (decrease) for the period	(0.12)	1.11	(0.56)	1.50
Net asset value per Unit, beginning of period	22.92	20.84	23.36	20.45

Net asset value per Unit, end of period	$22.80	$21.95	$22.80	$21.95

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.1)%	(3.6)%	(4.8)%	(3.6)%

Operating expenses	5.5%	5.8%	5.6%	5.7%
Expenses reimbursed by the General Partner	(0.3)%	(0.6)%	(0.3)%	(0.4)%
Incentive fees	-%	-%	-%	-%

Total expenses	5.2%	5.2%	5.3%	5.3%

Total return:
Total return before incentive fees	(0.5)%	5.3%	(2.4)%	7.3%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(0.5)%	5.3%	(2.4)%	7.3%

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

In the ordinary course of business, the Partnership enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership. The General Partner considers the risk of any future obligation relating to these indemnifications to be remote.

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2020 and 2019 were 2,164 and 3,078, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2020 and 2019 were 2,117 and 2,902, respectively. The monthly average number of metal forward contracts traded during the three months ended June 30, 2020 and 2019 were 283 and 354, respectively. The monthly average number of metal forward contracts traded during the six months ended June 30, 2020 and 2019 were 340 and 370, respectively. The monthly average notional value of currency forward contracts traded during the three months ended June 30, 2020 and 2019 were $51,605,809 and $87,358,805, respectively. The monthly average notional value of currency forward contracts traded during the six months ended June 30, 2020 and 2019 were $55,973,398 and $80,738,847, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2020 and December 31, 2019, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2020				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$761,303	$(256,232)	$505,071	$-	$-	$505,071
Forwards	325,195	(325,195)	-	-	-	-

Total assets	$1,086,498	$(581,427)	$505,071	$-	$-	$505,071

Liabilities
Futures	$(256,232)	$256,232	$-	$-	$-	$-
Forwards	(388,988)	325,195	(63,793)	-	63,793	-

Total liabilities	$(645,220)	$581,427	$(63,793)	$-	$63,793	$-

Net fair value						$505,071	*

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$1,455,308	$(805,108)	$650,200	$-	$-	$650,200
Forwards	227,718	(227,718)	-	-	-	-

Total assets	$1,683,026	$(1,032,826)	$650,200	$-	$-	$650,200

Liabilities
Futures	$(805,108)	$805,108	$-	$-	$-	$-
Forwards	(489,107)	227,718	(261,389)	-	261,389	-

Total liabilities	$(1,294,215)	$1,032,826	$(261,389)	$-	$261,389	$-

Net fair value						$650,200	*

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2020 and December 31, 2019, respectively.

	June 30, 2020
Assets
Futures Contracts
Commodity	$218,660
Equity	140,120
Currencies	11,007
Interest rates	391,516

Total unrealized appreciation on open futures contracts	761,303

Liabilities
Futures Contracts
Commodity	(85,614)
Equity	(105,504)
Currencies	(5,074)
Interest rates	(60,040)

Total unrealized depreciation on open futures contracts	(256,232)

Net unrealized appreciation on open futures contracts	$505,071	*

Assets
Forward Contracts
Commodity	232,109
Currencies	93,086

Total unrealized appreciation on open forward contracts	325,195

Liabilities
Forward Contracts
Commodity	(275,556)
Currencies	(113,432)

Total unrealized depreciation on open forward contracts	(388,988)

Net unrealized depreciation on open forward contracts	$(63,793)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2020		2019		2020		2019
Commodity	$(262,418)		$(565,232)		$1,684,907		$(1,838,327)
Equity	875,784		120,114		(5,146,887)		702,465
Currencies	(718,081)		(465,769)		(342,338)		(886,590)
Interest rates	329,687		2,811,794		3,766,094		4,734,162

Total	$224,972	***	$1,900,907	***	$(38,224)	***	$2,711,710	***

***This	amount is in “Total trading results” in the Statements of Income and Expenses.

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2020 and December 31, 2019 and for the periods ended June 30, 2020 and 2019, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$761,303	$761,303	$-	$-
Forwards	325,195	-	325,195	-

Total assets	$1,086,498	$761,303	$325,195	$-

Liabilities
Futures	$256,232	$256,232	$-	$-
Forwards	388,988	-	388,988	-

Total liabilities	$645,220	$256,232	$388,988	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,455,308	$1,455,308	$-	$-
Forwards	227,718	-	227,718	-

Total assets	$1,683,026	$1,455,308	$227,718	$-

Liabilities
Futures	$805,108	$805,108	$-	$-
Forwards	489,107	-	489,107	-

Total liabilities	$1,294,215	$805,108	$489,107	$-

7.   Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined, other than disclosed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective July 1, 2020, the ongoing placement agent fee paid by the Partnership to Morgan Stanley Wealth Management was reduced for all Limited Partners from an annual rate of 2.00% to annual rate of 1.00% of the adjusted net assets (computed monthly by multiplying the adjusted net assets by 1.00% and dividing the result thereof by 12).

Effective July 1, 2020, the administrative and general partner fee paid by the Partnership to the General Partner was reduced for all Limited Partners from an annual rate of 2.00% to an annual rate of 1.75% of the Partnership’s adjusted net assets (as defined in the Partnership’s Limited Partnership Agreement).

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are (i) its equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) expense reimbursement and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2020.

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

For the six months ended June 30, 2020, the Partnership’s capital decreased 10.3% from $29,568,251 to $26,537,034. This decrease was attributable to redemptions of 102,272.648 limited partner Units totaling $2,332,680, coupled with a net loss of $698,537. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses. The General Partner estimates that, at any given time, approximately 12.6% to 33.7% of the Partnership’s contracts are traded over-the-counter.

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

The General Partner is not aware of any material changes to the trading programs discussed above for the fiscal quarter ended June 30, 2020.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ended June 30, 2020 and March 31, 2020, respectively.

Trading Advisor	June 30, 2020	June 30, 2020 (percentage of Partners’ Capital)	March 31, 2020	March 31, 2020 (percentage of Partners’ Capital)

Graham	$ 10,751,543	41%	$ 11,451,048	41%
EMC	$ 15,785,491	59%	$ 16,537,164	59%

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2020, and a general discussion of its trading activities during the period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s second quarter of 2020, the net asset value per Unit decreased 0.5% from $22.92 to $22.80 as compared to an increase of 5.3% in the second quarter of 2019. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2020 of $224,972. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity and interest rates sectors, and were partially offset by losses in the commodity and currencies sectors. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2019 of $1,900,907. Gains were primarily attributable to the Partnership’s trading of Futures Interests in equity and interest rate sectors and were partially offset by losses in commodity and currencies sectors.

During the second quarter trading profits were achieved during April and May and were offset by trading losses recorded during June. Overall during the quarter, trading gains were recorded from positions in global stock indices and global interest rates, while trading losses were incurred in currencies, agriculturals, and energies. Net trading results in the metals sector were relatively flat and did not have a material impact on the overall performance for the quarter. The most notable losses were recorded during April and June from short positions in the Japanese yen as its value advanced against the U.S. dollar. Further losses were incurred from positions in the Australian dollar and Canadian dollar. Within the agricultural complex, losses were incurred primarily during June from positions in cotton, corn, and soybean futures. Within the energy sector, losses were incurred primarily during May from short positions in crude oil and its refined products as prices surged higher, rebounding from April’s lows, on expectations that fuel demand will begin to pick up. The Partnership’s trading losses for the quarter were offset by trading gains experienced within the global stock index sector throughout the quarter from long positions in U.S., European, and Asian equity index futures as stock prices rallied amid signs of easing global quarantine conditions. Within the global interest rate sector, gains were experienced during April and May from long positions in U.S. and European fixed income futures as bond prices moved higher as central banks continued to enact easing measures to combat the global economic slowdown.

During the Partnership’s six months ended June 30, 2020, the net asset value per Unit decreased 2.4% from $23.36 to $22.80 as compared to an increase of 7.3% for the six months ended June 30, 2019. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2020 of $38,224. Losses were primarily attributable to the Partnership’s trading of Futures Interests in equity and currencies sectors, and were partially offset by gains in the commodity and interest rate sectors. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2019 of $2,711,710. Gains were primarily attributable to the Partnership’s trading of Futures Interests in equity and interest rate and were partially offset by losses in commodity and currencies.

During the first six months of the year the most significant losses were incurred within the global stock index sector during February and March from long positions in European, U.S., and Asian equity index futures as equity prices fell at historic rates due to investor panic amid the COVID-19 coronavirus. Within the currency sector, losses were incurred during April and June from short positions in the Japanese yen as its value advanced against the U.S. dollar. Further losses were incurred from positions in the Mexican peso and British pound. A majority of the Partnership’s trading losses for the first six months of the year was offset by trading gains within the global interest rate sector throughout the first and second quarters from long positions in U.S. fixed income futures as U.S. bond prices rallied on safe-haven demand. Additional gains were recorded from positions in Canadian and British fixed income. Within the metals sector, the most notable gains were experienced during January and March from short positions in copper futures as prices declined on concerns that the coronavirus outbreak would pare Chinese demand for raw materials. Within the energy sector, gains were experienced primarily during March from short positions in crude oil and refined oil products as plummeting global demand caused prices to crater. Within the agricultural markets, gains were experienced primarily during January from short positions in soybean futures as prices fell. Additional gains in the agricultural sector were experienced during March from positions in cotton and cattle futures.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risks involved in commodity trading, but also the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Trading Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, public health epidemics, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Trading Advisors are able to identify them, the Partnership expects to increase capital through operations.

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership, as applicable. Interest income for the three and six months ended June 30, 2020 decreased by $118,277 and $188,199, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was primarily due to lower average daily equity and lower interest rates during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2020 decreased by $9,762 and $7,139, respectively, as compared to the corresponding periods in 2019. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the first day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and six months ended June 30, 2020 decreased by $15,983 and $26,647, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2020 decreased by $15,983 and $26,647, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2020 decreased by $13,257 and $26,745, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Incentive fees are based on the new trading profits generated by each Trading Advisor at the end of the month or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Trading Advisor. Trading performance for the three and six months ended June 30, 2020 and 2019 did not result in incentive fees. To the extent a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Trading Advisors, the General Partner considers, among other factors, each Trading Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Trading Advisors and may allocate assets to additional advisors at any time.

For additional disclosures about operational and financial risk related to the COVID-19 outbreak, refer to Part II, Item 5. “Other Information.” in the Form 10-Q.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended June 30, 2020 and for the twelve months ended December 31, 2019. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk, non-trading risk and risk management information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

As of June 30, 2020, the Partnership’s total capitalization was $26,537,034.

June 30, 2020

			Three Months Ended June 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$ 1,122,564	4.23%	$ 1,267,533	$ 735,674	$ 961,132
Equity	777,596	2.93	853,939	451,927	664,385
Currencies	584,695	2.20	1,521,813	527,337	1,044,970
Interest rates	1,438,419	5.42	1,465,979	349,075	1,118,100

Total	$ 3,923,274	14.78%

*Average	of daily Value at Risk.

As of December 31, 2019, the Partnership’s total capitalization was $29,568,251.

December 31, 2019

			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$ 2,070,846	7.00%	$ 2,313,241	$ 579,286	$ 1,573,727
Equity	2,419,321	8.18	2,844,834	120,372	1,569,037
Currencies	1,951,606	6.60	2,786,768	1,445,903	2,153,695
Interest rates	1,006,719	3.40	1,512,813	274,993	1,096,075

Total	$ 7,448,492	25.18%

*	Annual average of daily Value at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (“Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.

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

Item 1A.      Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	16,304.762	$23.11	N/A	N/A
May 1, 2020 - May 31, 2020	18,334.700	$23.25	N/A	N/A
June 1, 2020 - June 30, 2020	22,858.416	$22.80	N/A	N/A
	57,497.878	$23.03

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

Item 3.      Defaults Upon Senior Securities. None.

Item 4.      Mine Safety Disclosures. Not applicable.

Item 5.      Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to June 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: August 11, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.