Form 10-Q
period 2020-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM SELECT LP
filed 2020-11-12
CIK 873799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes    No X

As of October 31, 2020, 1,080,965.187 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Financial Condition

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$20,731,045	$22,089,157
Restricted cash	5,289,375	7,560,090
Net unrealized appreciation on open futures contracts	-	650,200

Total equity in trading account	26,020,420	30,299,447

Expense reimbursement	10,410	15,507
Interest receivable	1,114	24,531

Total assets	$26,031,944	$30,339,485

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$93,103	$-
Net unrealized depreciation on open forward contracts	191,193	261,389
Accrued expenses:
Ongoing placement agent fees	22,681	50,669
General Partner fees	39,692	50,669
Management fees	26,013	30,309
Redemptions payable to Limited Partners	233,088	378,198

Total liabilities	605,770	771,234

Partners’ Capital:
General Partner, 14,657.688 Units outstanding at September 30, 2020 and December 31, 2019	333,374	342,351
Limited Partners, 1,103,270.933 and 1,251,286.910 Units outstanding at September 30, 2020 and December 31, 2019, respectively	25,092,800	29,225,900

Total partners’ capital (net asset value)	25,426,174	29,568,251

Total liabilities and partners’ capital	$26,031,944	$30,339,485

Net asset value per Unit	$22.74	$23.36

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Condensed Schedule of Investments

September 30, 2020

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	473	$154,834	0.61%
Equity	100	47,452	0.19
Currencies	70	(47,097)	(0.19)
Interest rates	1,488	77,068	0.30

Total futures contracts purchased		232,257	0.91

Futures Contracts Sold
Commodity	216	(239,164)	(0.94)
Equity	49	27,350	0.11
Currencies	44	(18,119)	(0.07)
Interest rates	443	(95,427)	(0.38)

Total futures contracts sold		(325,360)	(1.28)

Net unrealized depreciation on open futures contracts		$(93,103)	(0.37)%

Unrealized Appreciation on Open Forward Contracts
Commodity	90	$131,978	0.52%
Currencies	$4,649,396	28,191	0.11

Total unrealized appreciation on open forward contracts		160,169	0.63

Unrealized Depreciation on Open Forward Contracts
Commodity	130	(142,286)	(0.56)
Currencies	$23,757,467	(209,076)	(0.82)

Total unrealized depreciation on open forward contracts		(351,362)	(1.38)

Net unrealized depreciation on open forward contracts		$(191,193)	(0.75)%

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$4,243	$116,105	$68,718	$368,779

Expenses:
Clearing fees	24,761	23,908	72,463	78,749
Ongoing placement agent fees	67,546	158,864	348,304	466,269
General Partner fees	118,206	158,864	398,964	466,269
Management fees	77,274	95,018	240,546	285,035
Professional fees	-	-	-	16,750

Total expenses	287,787	436,654	1,060,277	1,313,072
Expenses reimbursed by the General Partner	(24,761)	(23,908)	(72,463)	(95,499)

Net expenses	263,026	412,746	987,814	1,217,573

Net investment loss	(258,783)	(296,641)	(919,096)	(848,794)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	960,826	4,085,972	876,090	5,758,118
Net change in unrealized gains (losses) on open contracts	(728,698)	(1,343,230)	(682,186)	(303,666)

Total trading results	232,128	2,742,742	193,904	5,454,452

Net income (loss)	$(26,655)	$2,446,101	$(725,192)	$4,605,658

Net income (loss) per Unit*	$(0.06)	$1.75	$(0.62)	$3.25

Weighted average number of Units outstanding	1,145,709.245	1,366,389.598	1,201,060.293	1,449,875.429

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Select L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2018	1,564,763.431	$31,587,727	$410,340	$31,998,067
Redemptions - General Partner	(5,409.307)	-	(118,000)	(118,000)
Redemptions - Limited Partners	(241,865.544)	(5,259,991)	-	(5,259,991)
Net income (loss)	-	4,550,600	55,058	4,605,658

Partners’ Capital, September 30, 2019	1,317,488.580	$30,878,336	$347,398	$31,225,734

Partners’ Capital, June 30, 2019	1,395,402.257	$30,302,898	$321,687	$30,624,585
Redemptions - Limited Partners	(77,913.677)	(1,844,952)	-	(1,844,952)
Net income (loss)	-	2,420,390	25,711	2,446,101

Partners’ Capital, September 30, 2019	1,317,488.580	$30,878,336	$347,398	$31,225,734

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2019	1,265,944.598	$29,225,900	$342,351	$29,568,251
Redemptions - Limited Partners	(148,015.977)	(3,416,885)	-	(3,416,885)
Net income (loss)	-	(716,215)	(8,977)	(725,192)

Partners’ Capital, September 30, 2020	1,117,928.621	$25,092,800	$333,374	$25,426,174

Partners’ Capital, June 30, 2020	1,163,671.950	$26,202,773	$334,261	$26,537,034
Redemptions - Limited Partners	(45,743.329)	(1,084,205)	-	(1,084,205)
Net income (loss)	-	(25,768)	(887)	(26,655)

Partners’ Capital, September 30, 2020	1,117,928.621	$25,092,800	$333,374	$25,426,174

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

As of September 30, 2020, all trading decisions were made for the Partnership by EMC Capital Management, Inc. (“EMC”) and Graham Capital Management, L.P. (“Graham”) (each, a “Trading Advisor” and, collectively, the “Trading Advisors”).

During the reporting periods ended September 30, 2020 and 2019, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

Effective July 1, 2020, the Partnership accrues an ongoing placement agent fee payable to Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) equal to 1/12 of 1.0% (a 1.0% annual rate) of the Partnership’s net assets as of the first day of each month. Prior to July 1, 2020, the Partnership accrued an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to 1/12 of 2.0% (a 2.0% annual rate) of the Partnership’s net assets as of the first day of each month.

Effective July 1, 2020, the Partnership accrues the administrative and general partner fees paid by the Partnership to the General Partner equal to an annual rate equal to 1/12 of 1.75% (a 1.75% annual rate) of the Partnership’s net assets as of the first day of each month. Prior to July 1, 2020, the Partnership accrued the administrative and general partner fees paid by the Partnership to the General Partner equal to an annual rate equal to 1/12 of 2.0% (a 2.0% annual rate) of the Partnership’s net assets as of the first day of each month.

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

The financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2020 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2020 and 2019, the Partnership carried no debt and all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $5,289,375 and $7,560,090, respectively. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(383,549) (proceeds of $377,885) and $154,998 (cost of $151,583) as of September 30, 2020 and December 31, 2019, respectively.

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

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$0.17	$1.97	$0.14	$3.84
Net investment loss	(0.23)	(0.22)	(0.76)	(0.59)

Net increase (decrease) for the period	(0.06)	1.75	(0.62)	3.25
Net asset value per Unit, beginning of period	22.80	21.95	23.36	20.45

Net asset value per Unit, end of period	$22.74	$23.70	$22.74	$23.70

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.8)%	(3.6)%	(4.4)%	(3.6)%

Operating expenses	4.3%	5.5%	5.2%	5.6%
Expenses reimbursed by the General Partner	(0.4)%	(0.3)%	(0.4)%	(0.4)%
Incentive fees	-	-	-	-

Total expenses	3.9%	5.2%	4.8%	5.2%

Total return:
Total return before incentive fees	(0.3)%	8.0%	(2.7)%	15.9%
Incentive fees	-	-	-	-

Total return after incentive fees	(0.3)%	8.0%	(2.7)%	15.9%

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

All of the Futures Interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2020 and 2019 were 3,126 and 2,324, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2020 and 2019 were 2,454 and 2,709, respectively. The monthly average number of metal forward contracts traded during the three months ended September 30, 2020 and 2019 were 265 and 357, respectively. The monthly average number of metal forward contracts traded during the nine months ended September 30, 2020 and 2019 were 315 and 366, respectively. The monthly average notional value of currency forward contracts traded during the three months ended September 30, 2020 and 2019 were $52,922,832 and $79,085,575, respectively. The monthly average notional value of currency forward contracts traded during the nine months ended September 30, 2020 and 2019 were $54,956,543 and $80,187,756, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2020 and December 31, 2019, respectively.

September 30, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$596,593	$(596,593)	$-	$-	$-	$-
Forwards	160,169	(160,169)	-	-	-	-

Total assets	$756,762	$(756,762)	$-	$-	$-	$-

Liabilities
Futures	$(689,696)	$596,593	$(93,103)	$-	$93,103	$-
Forwards	(351,362)	160,169	(191,193)	-	191,193	-

Total liabilities	$(1,041,058)	$756,762	$(284,296)	$-	$284,296	$-

Net fair value						$-	*

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$1,455,308	$(805,108)	$650,200	$-	$-	$650,200
Forwards	227,718	(227,718)	-	-	-	-
Total assets	$1,683,026	$(1,032,826)	$650,200	$-	$-	$650,200

Liabilities
Futures	$(805,108)	$805,108	$-	$-	$-	$-
Forwards	(489,107)	227,718	(261,389)	-	261,389	-

Total liabilities	$(1,294,215)	$1,032,826	$(261,389)	$-	$261,389	$-

Net fair value						$650,200	*

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020
Assets
Futures Contracts
Commodity	$326,347
Equity	131,943
Currencies	9,556
Interest rates	128,747

Total unrealized appreciation on open futures contracts	596,593

Liabilities
Futures Contracts
Commodity	(410,677)
Equity	(57,141)
Currencies	(74,772)
Interest rates	(147,106)

Total unrealized depreciation on open futures contracts	(689,696)	*

Net unrealized depreciation on open futures contracts	$(93,103)

Assets
Forward Contracts
Commodity	131,978
Currencies	28,191

Total unrealized appreciation on open forward contracts	160,169

Liabilities
Forward Contracts
Commodity	(142,286)
Currencies	(209,076)

Total unrealized depreciation on open forward contracts	(351,362)

Net unrealized depreciation on open forward contracts	$(191,193)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2020		2019		2020		2019
Commodity	$315,437		$(300,675)		$2,000,344		$(2,139,002)
Equity	415,808		221,728		(4,731,079)		924,193
Currencies	(128,089)		1,457,461		(470,427)		570,871
Interest rates	(371,028)		1,364,228		3,395,066		6,098,390

Total	$232,128	***	$2,742,742	***	$193,904	***	$5,454,452	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2020 and December 31, 2019 and for the periods ended September 30, 2020 and 2019, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Morgan Stanley Smith Barney Spectrum Select L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$596,593	$596,593	$-	$-
Forwards	160,169	-	160,169	-

Total assets	$756,762	$596,593	$160,169	$-

Liabilities
Futures	$689,696	$689,696	$-	$-
Forwards	351,362	-	351,362	-

Total liabilities	$1,041,058	$689,696	$351,362	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,455,308	$1,455,308	$-	$-
Forwards	227,718	-	227,718	-

Total assets	$1,683,026	$1,455,308	$227,718	$-

Liabilities
Futures	$805,108	$805,108	$-	$-
Forwards	489,107	-	489,107	-

Total liabilities	$1,294,215	$805,108	$489,107	$-

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are (i) its equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (ii) expense reimbursement and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2020.

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

For the nine months ended September 30, 2020, the Partnership’s capital decreased 14.0% from $29,568,251 to $25,426,174. This decrease was attributable to redemptions of 148,015.977 limited partner Units totaling $3,416,885, coupled with a net loss of $725,192. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses. The General Partner estimates that, at any given time, approximately 8.4% to 16.6% of the Partnership’s contracts are traded over-the-counter.

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

The General Partner is not aware of any material changes to the trading programs discussed above for the fiscal quarter ended September 30, 2020.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ended September 30, 2020 and June 30, 2020, respectively.

Trading Advisor	September 30, 2020	September 30, 2020 (percentage of Partners’ Capital)	June 30, 2020	June 30, 2020 (percentage of Partners’ Capital)
Graham	$10,680,731	42%	$10,751,543	41%
EMC	$14,745,443	58%	$15,785,491	59%

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2020, and a general discussion of its trading activities during the period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s third quarter of 2020, the net asset value per Unit decreased 0.3% from $22.80 to $22.74 as compared to an increase of 8.0% in the third quarter of 2019. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2020 of $232,128. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the commodity and equity sectors, and were partially offset by losses in the currencies and interest rates sectors. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2019 of $2,742,742. Gains were primarily attributable to the Partnership’s trading of Futures Interests in the equity, currencies and interest rates sectors, and were partially offset by losses in the commodity sector.

The most notable losses were recorded within the agricultural sector throughout much of the quarter from short positions in corn and wheat futures as prices rallied amid increased demand from China. Additional losses in the agricultural sector were incurred from short positions in coffee futures as prices rallied on an outlook for increased consumer demand. Within the global interest rate sector, losses were incurred primarily during August and September from long positions in U.S. and European fixed income futures as prices declined amid speculation the global economic recovery is looking broader and more robust. Within the currency sector, losses were incurred primarily during September from long positions in the British pound versus the U.S. dollar as the relative value of the British pound fell as a resurgence of the COVID-19 coronavirus spread through the Eurozone. Additional currency losses were incurred from long positions in the Canadian dollar. Within the energy sector, losses were incurred primarily during August from short positions in natural gas futures as prices advanced considerably. A portion of the Partnership’s losses for the quarter was offset by gains recorded within the metals sector during July and August from long positions in silver futures as prices advanced to record highs. Additional gains were experienced from positions in copper futures. Within the global stock index sector, gains were recorded primarily during July and August from long positions in U.S. equity index futures as prices advanced amid optimism the coronavirus pandemic may come under control.

During the Partnership’s nine months ended September 30, 2020, the net asset value per Unit decreased 2.7% from $23.36 to $22.74 as compared to an increase of 15.9% for the nine months ended September 30, 2019. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2020 of $193,904. Gains were primarily attributable to the Partnership’s trading of Futures Interests in commodity and interest rates sectors, and were partially offset by losses in the equity and currencies sectors. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2019 of $5,454,452. Gains were primarily attributable to the Partnership’s trading of Futures Interests in currencies, equity, and interest rate and were partially offset by losses in commodity sector.

The most significant losses were incurred within the global stock index sector during February and March from long positions in European, Asian, and U.S. equity index futures as equity prices fell at historic rates due to investor panic amid the COVID-19 coronavirus. Within the currency sector, losses were incurred throughout a majority of the first three quarters of the year from positions in the Japanese yen as its value moved against the U.S. dollar without consistent direction. Further currency losses were incurred from positions in the Mexican peso and British pound. Within the agricultural sector, losses were incurred primarily during June, July, August, and September from short positions in wheat and corn futures as prices rallied amid increased demand from China. Additional losses in the agricultural sector were incurred from short positions in coffee futures as prices rallied on an outlook for increased consumer demand. The Partnership’s trading losses for the first nine months of the year were offset by trading gains within the global interest rate sector throughout the first and second quarters from long positions in U.S. fixed income futures as U.S. bond prices rallied on safe-haven demand. Additional gains were recorded from positions in Canadian and British fixed income futures. Within the metals sector, gains were experienced primarily during July and August from long positions in silver and gold futures as prices neared record highs. Additional gains were experienced during January and March from short positions in copper futures as prices declined on concerns the coronavirus outbreak would pare Chinese demand for raw materials. Smaller gains within this sector were recorded from positions in zinc futures. Within the energy sector, gains were experienced primarily during March from short positions in crude oil and refined oil products as plummeting global demand caused prices to crater.

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

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership, as applicable. Interest income for the three and nine months ended September 30, 2020 decreased by $111,862 and $300,061, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was primarily due to lower average daily equity and lower interest rates during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended September 30, 2020 increased by $853 as compared to the corresponding period in 2019. The change in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended September 30, 2020 as compared to the corresponding period in 2019. Clearing fees related to direct investments for the nine months ended September 30, 2020 decreased by $6,286 as compared to the corresponding period in 2019. The change in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the nine months ended September 30, 2020 as compared to the corresponding period in 2019.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the first day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and nine months ended September 30, 2020 decreased by $91,318 and $117,965, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019 as well as a reduction in the ongoing placement agent fee rate from 1/12 of 2.00% to 1/12 of 1.00% effective July 1, 2020.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2020 decreased by $40,658 and $67,305, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019 as well as a reduction in the General Partner fee rate from 1/12 of 2.00% to 1/12 of 1.75% effective July 1, 2020.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2020 decreased by $17,744 and $44,489, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

Incentive fees are based on the new trading profits generated by each Trading Advisor at the end of the month or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Trading Advisor. Trading performance for the three and nine months ended September 30, 2020 and 2019 did not result in incentive fees. To the extent a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended September 30, 2020 and for the twelve months ended December 31, 2019. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk, non-trading risk and risk management information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

As of September 30, 2020, the Partnership’s total capitalization was $25,426,174.

September 30, 2020

Market Sector	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2020
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$1,870,503	7.36%	$1,979,786	$958,389	$1,656,823
Equity	1,370,413	5.39	1,744,747	668,566	1,146,571
Currencies	908,415	3.57	1,251,641	623,563	964,618
Interest rates	1,089,906	4.29	1,756,670	1,075,124	1,440,410

Total	$5,239,237	20.61%

*	Average of daily Value at Risk.

As of December 31, 2019, the Partnership’s total capitalization was $29,568,251.

December 31, 2019

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2019
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$2,070,846	7.00%	$2,313,241	$579,286	$1,573,727
Equity	2,419,321	8.18	2,844,834	120,372	1,569,037
Currencies	1,951,606	6.60	2,786,768	1,445,903	2,153,695
Interest rates	1,006,719	3.40	1,512,813	274,993	1,096,075

Total	$7,448,492	25.18%

*	Annual average of daily Value at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7.5 million.

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

On September 30, 2020, the SEC entered into a settlement order with MS&Co. settling an administrative action which relates to MS&Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring MS&Co.’s equity swaps business. The order found that MS&Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS&Co. willfully violated Section 200(g) of Regulation SHO. MS&Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals, which the First Department denied on

July 24, 2020. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	18,394.927	$23.84	N/A	N/A
August 1, 2020 - August 31, 2020	17,098.261	$24.13	N/A	N/A
September 1, 2020 - September 30, 2020	10,250.141	$22.74	N/A	N/A
	45,743.329	$23.70

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

Item 3.       Defaults Upon Senior Securities. None.

Item 4.       Mine Safety Disclosures. Not applicable.

Item 5.       Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to September 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: November 12, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 12, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.